Form 10-K
period 2008-12-31
Riverview Financial Corp
filed 2009-04-10
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-153486-99

RIVERVIEW FINANCIAL CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	26-3853402
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3rd and Market Streets Halifax, Pennsylvania	17032
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 717.896.3433

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐     No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes   ☐       No   ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27,888,000.  The registrant was formed on December 31, 2008 from the consolidation of First Perry Bancorp, Inc. and HNB Bancorp, Inc.  Therefore the calculation is based on the aggregate market value or First Perry Bancorp, Inc.’s and HNB Bancorp, Inc.’s voting and non-voting common equity held by non-affiliates on June 30, 2008.

As of March 31, 2009, the registrant had 1,750,003 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be used in connection with the 2009 Annual Meeting of Shareholders is incorporated herein by reference in partial response to Part III, hereof.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-K

PART I

ITEM 1. BUSINESS.

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements set forth elsewhere in this report.

Riverview Financial Corporation

Riverview Financial Corporation is a one bank holding company, incorporated in the Commonwealth of Pennsylvania on December 31, 2008 and is headquartered in Halifax, Pennsylvania.

Riverview was formed upon the consolidation of First Perry Bancorp, Inc., Marysville, Pennsylvania, and HNB Bancorp, Inc., Halifax, Pennsylvania.  Riverview is a registered bank holding company and its sole business is to act as a holding company for Riverview National Bank.

Riverview National Bank

Riverview National Bank was formed upon the consolidation of the charters of The First National Bank of Marysville and Halifax National Bank on December 31, 2008 and is headquartered in Marysville, Pennsylvania. However, after the consolidation, the branches of The First National Bank of Marysville and Halifax National Bank continue to operate under their current names as trade names of Riverview National Bank.

Riverview National Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Central Pennsylvania market area of Perry and Dauphin counties.  Riverview National Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

Supervision and Regulation of Riverview

The Holding Company Act of 1956.  Riverview is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board. The following restrictions apply:

• General Supervision by the Federal Reserve Board. As a bank holding company, Riverview’s activities are limited to the business of banking and activities closely related or incidental to banking. Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board. The Federal Reserve Board has adopted a risk-focused supervision program for small shell bank holding companies that is tied to the examination results of the subsidiary bank. The Federal Reserve Board has issued regulations under the Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. As a result, the Federal Reserve Board may require that Riverview stand ready to provide adequate capital funds to Riverview National Bank during periods of financial stress or adversity.

• Restrictions on Acquiring Control of other Banks and Companies. A bank holding company may not:

• acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or

• merge or consolidate with another bank holding company,

without prior approval of the Federal Reserve Board.

In addition, a bank holding company may not:

• engage in a non-banking business, or

• acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a non-banking business,

unless the business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident to banking. In making this determination, the Federal Reserve Board considers whether these activities offer benefits to the public that outweigh any possible adverse effects.

• Anti-Tie-In Provisions. A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services.  These anti-tie-in provisions state generally that a bank may not:

• extend credit,

• lease or sell property, or

• furnish any service to a customer

on the condition that the customer provides additional credit or service to a bank or its affiliates, or on the condition that the customer not obtains other credit or service from a competitor of the bank.

• Restrictions on Extensions of Credit by Banks to their Holding Companies. Subsidiary banks of a bank holding company are also subject to restrictions imposed by the Federal Reserve Act on:

• any extensions of credit to the bank holding company or any of its subsidiaries,

• investments in the stock or other securities of Riverview, and

• taking these stock or securities as collateral for loans to any borrower.

• Risk-Based Capital Guidelines. Generally, bank holding companies must comply with the Federal Reserve Board’s risk-based capital guidelines. However, small bank holding companies are sometimes eligible for certain exemptions. The required minimum ratio of total capital to risk-weighted assets, including some off-balance sheet activities, such as standby letters of credit, is 8%. At least half of the total capital is required to be Tier I Capital, consisting principally of common stockholders’ equity, less certain intangible assets. The remainder, Tier II Capital, may consist of:

• some types of preferred stock,

• a limited amount of subordinated debt,

• some hybrid capital instruments,

• other debt securities, and

• a limited amount of the general loan loss allowance.

The risk-based capital guidelines are required to take adequate account of interest rate risk, concentration of credit risk, and risks of nontraditional activities.

• Capital Leverage Ratio Requirements. The Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier I capital, as determined under the risk-based capital guidelines, equal to 3% of average total consolidated assets for those bank holding companies that have the highest regulatory examination rating and are not contemplating or experiencing significant growth or expansion. All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum. Riverview National Bank is subject to similar capital requirements pursuant to the Federal Deposit Insurance Act.

• Restrictions on Control Changes. The Change in Bank Control Act of 1978 requires persons seeking control of a bank or bank holding company to obtain approval from the appropriate federal banking agency before completing the transaction. The law contains a presumption that the power to vote 10% or more of voting stock confers control of a bank or bank holding company. The Federal Reserve Board is responsible for reviewing changes in control of bank holding companies. In doing so, the Federal Reserve Board reviews the financial position, experience and integrity of the acquiring person and the effect on the financial condition of Riverview, relevant markets and federal deposit insurance funds.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because neither First Perry’s nor HNB’s common stock was registered with the SEC, they were not currently subject to the 1934 Act. However, Riverview is subject to the 1934 Act.

Permitted Activities for Bank Holding Companies

The Federal Reserve Board permits bank holding companies to engage in activities so closely related to banking or managing or controlling banks as to be a proper incident of banking. In 1997, the Federal Reserve Board significantly expanded its list of permissible non-banking activities to improve the competitiveness of bank holding companies. The following list includes activities that a holding company may engage in, subject to change by the Federal Reserve Board:

• Making, acquiring or servicing loans and other extensions of credit for its own account or for the account of others.

• Any activity used in connection with making, acquiring, brokering, or servicing loans or other extensions of credit, as determined by the Federal Reserve Board. The Federal Reserve Board has determined that the following activities are permissible:

• real estate and personal property appraising;

• arranging commercial real estate equity financing;

• check-guaranty services;

• collection agency services;

• credit bureau services;

• asset management, servicing, and collection activities;

• acquiring debt in default, if a holding company divests shares or assets securing debt in default that are not permissible investments for bank holding companies within prescribed time periods, and meets various other conditions; and

• real estate settlement services.

• Leasing personal and real property or acting as agent, broker, or advisor in leasing property, provided that:

• the lease is a non-operating lease;

• the initial term of the lease is at least 90 days;

• if real property is being leased, the transaction will compensate the lessor for at least the lessor’s full investment in the property and costs, with various other conditions.

• Operating nonbank depository institutions, including an industrial bank or savings association.

• Performing functions or activities that may be performed by a trust company, including activities of a fiduciary, agency or custodial nature, in the manner authorized by federal or state law, so long as the holding company is not a bank.

• Acting as investment or financial advisor to any person, including:

• serving as investment advisor to an investment company registered under the Investment Company Act of 1940;

• furnishing general economic information and advice, general economic statistical forecasting services, and industry studies;

• providing advice in connection with mergers, acquisitions, divestitures, investments, joint ventures, capital structuring, financing transactions, and conducting financial feasibility studies;

• providing general information, statistical forecasting, and advice concerning any transaction in foreign exchange, swaps and similar transactions, commodities, and options, futures and similar instruments;

• providing educational courses and instructional materials to consumers on individual financial management matters; and

• providing tax planning and tax preparation services to any person.

• Agency transactional services for customer investments, including:

• Securities brokerage—Providing securities brokerage services, whether alone or in combination with investment advisory services, and incidental activities, including related securities credit activities compliant with Federal Reserve Board Regulation T and custodial services, if the securities brokerage services are restricted to buying and selling securities solely as agent for the account of customers and do not include securities underwriting or dealing;

• Riskless-principal transactions—Buying and selling all types of securities in the secondary market on the order of customers as ‘‘riskless principal’’;

• Private-placement services—Acting as agent for the private placement of securities in accordance with the requirements of the Securities Act of 1933 and the rules of the SEC; and

• Futures commission merchant—Acting as a futures commission merchant for unaffiliated persons in the execution and clearance of any futures contract and option on a futures contract traded on an exchange in the United States or abroad, if the activity is conducted through a separately incorporated subsidiary of the holding company and the company satisfies various other conditions.

• Investment transactions as principal:

• Underwriting and dealing in government obligations and money market instruments, including bankers’ acceptances and certificates of deposit, under the same limitations applicable if the activity were performed by a holding company’s subsidiary member banks.

• Engaging as principal in:

• foreign exchanges, and

• forward contracts, options, futures, options on futures, swaps, and similar contracts, with various conditions.

• Buying and selling bullion, and related activities.

• Management consulting and counseling activities:

• Subject to various limitations, management consulting on any matter to unaffiliated depository institutions, or on any financial, economic, accounting, or audit matter to any other company; and

• Providing consulting services to employee benefit, compensation, and insurance plans, including designing plans, assisting in the implementation of plans, providing administrative services to plans, and developing employee communication programs for plans.

• Providing career counseling services to:

• a financial organization and individuals currently employed by, or recently displaced from, a financial organization;

• individuals who are seeking employment at a financial organization; and

• individuals who are currently employed in or who seek positions in the finance, accounting, and audit departments of any company.

• Support services:

• providing limited courier services; and

• printing and selling checks and related items requiring magnetic ink character recognition.

• Insurance agency and underwriting:

• Subject to various limitations, acting as principal, agent, or broker for credit life, accident health and unemployment insurance that is directly related to an extension of credit to a holding company or any of its subsidiaries;

• Engaging in any insurance agency activity in a place where Riverview or a subsidiary of Riverview has a lending office and that has a population not exceeding 5,000 or has inadequate insurance agency facilities, as determined by the Federal Reserve Board;

• Supervising, on behalf of insurance underwriters, the activities of retail insurance agents who sell fidelity insurance and property and casualty insurance on the real and personal property used in Riverview’s operations or its subsidiaries, and group insurance that protects the employees of Riverview or its subsidiaries;

• Engaging in any insurance agency activities if Riverview has total consolidated assets of $50 million or less, with the sale of life insurance and annuities being limited to sales in small towns or as credit insurance.

• Making equity and debt investments in corporations or projects designed primarily to promote community welfare, and providing advisory services to these programs.

• Subject to various limitations, providing others financially oriented data processing or bookkeeping services.

• Issuing and selling money orders, travelers’ checks and United States savings bonds.

• Providing consumer financial counseling that involves counseling, educational courses and distribution of instructional materials to individuals on consumer-oriented financial management matters, including debt consolidation, mortgage applications, bankruptcy, budget management, real estate tax shelters, tax planning, retirement and estate planning, insurance and general investment management, so long as this activity does not include the sale of specific products or investments.

• Providing tax planning and preparation advice.

Permitted Activities for Financial Holding Companies

The Gramm-Leach-Bliley Financial Services Modernization Act, became law in November 1999, and amends the Holding Company Act of 1956 to create a new category of holding company—the financial holding company. To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board. In order to become a financial holding company, Riverview must be and remain well capitalized and well managed, as  determined by Federal Reserve Board regulations and maintain at least a “satisfactory” examination rating under the Community Reinvestment Act. Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are financial in nature or incidental to financial activities. Furthermore, the Federal Reserve may approve a proposed activity if it is complementary to financial activities and does not threaten the safety and soundness of banking.  The Act provides an initial list of activities that constitute activities that are financial in nature, including:

• lending and deposit activities,

• insurance activities, including underwriting, agency and brokerage,

• providing financial investment advisory services,

• underwriting in, and acting as a broker or dealer in, securities,

• merchant banking, and

• insurance company portfolio investment.

Supervision and Regulation of Riverview National Bank

General Overview

Banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities. The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on Riverview National Bank.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.  Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies. We cannot determine the likelihood or timing of any such proposals or legislation, or the impact they may have on Riverview National Bank. A change in law, regulations or regulatory policy may have a material effect on Riverview National Bank’s business.

The operations of Riverview National Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC. Riverview National Bank operations are subject to regulations of the OCC, the Board of Governors of the Federal Reserve System and the FDIC.

Safety and Soundness

The primary regulator for Riverview National Bank is the Office of the Comptroller of the Currency (“OCC”). The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, but are not limited to, the following:

• Scope of a bank’s business

• Investments a bank may make

• Reserves that must be maintained against certain deposits

• Loans a bank makes and collateral it takes

• Merger and consolidation activities

• Establishment of branches

Riverview National Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of Riverview National Bank’s operations including:

• Loan and deposit growth

• Rate of interest earned and paid

• Levels of liquidity

• Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon Riverview National Bank’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Assessments

The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on a bank’s capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups, the best of these being well capitalized. For purposes of calculating the insurance assessment, Riverview National Bank is expected to be well capitalized. The FDIC adjusts the insurance rates every six months and has indicated the possibility that all banks may again be required to pay deposit insurance premiums in the future if current trends related to insured deposits versus insurance funds continue.

Riverview National Bank is not expected to pay premiums for deposit insurance; however, it is subject to assessments to pay interest on Financing Corporation bonds. Congress created the Financing Corporation to issue bonds to finance the resolution of failed thrift institutions. These assessment rates are set quarterly.

Community Reinvestment Act

Under the Community Reinvestment Act (‘‘CRA’’), as amended, the OCC is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve. The Act focuses specifically on low and moderate-income neighborhoods. The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions for, among other things:

• Approval of a new branch or other deposit facility

• Closing of a branch or other deposit facility

• An office relocation or a merger

• Any acquisition of bank shares

The CRA, as amended, also requires that the OCC make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods. This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating. These ratings are publicly disclosed.

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (‘‘FDICIA’’) institutions are classified in one of five defined categories as illustrated below.

Capital Category	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio
Well capitalized	>10.0	>6.0	>5.0
Adequately capitalized	>8.0	>4.0	>4.0*
Undercapitalized	<8.0	<4.0	<4.0*
Significantly undercapitalized	<6.0	<3.0	<3.0
Critically undercapitalized			<2.0

*              3.0 for those banks having the highest available regulatory rating.

Riverview National Bank’s capital ratios exceed the regulatory requirements to be considered well capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital.

Prompt Corrective Action

In the event an institution’s capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

• Implementation of a capital restoration plan and a guarantee of the plan by a parent institution

• Placement of a hold on increases in assets, number of branches, or lines of business

If capital reaches the significantly or critically undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver. For well-capitalized institutions, FDICIA provides authority for regulatory intervention where they deem the institution to be engaging in unsafe or unsound practices, or if the institution receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity, or sensitivity to market risk.

Legislation and Regulatory Changes

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various regulatory agencies. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on Riverview National Bank’s operations. Certain changes of potential significance to Riverview National Bank that have been enacted recently and others, which are currently under consideration by Congress or various regulatory or professional agencies, are discussed below.

New Legislation and Regulations

USA Patriot Act

The USA Patriot Improvement and Reauthorization Act of 2005 became law on March 9, 2006.  This enactment extended the requirements of the original act signed into law in October of 2001.

The rules, developed by the Secretary of the Treasury, require that banks have procedures in place to:

• Verify the identity of persons applying to open an account

• Ensure adequate maintenance of the records used to verify a person’s identity, and

• Determine whether a person is on any US governmental agency list of known or suspected terrorists or a terrorist organization

The regulators continue to stress the importance of the Bank Secrecy Act. The OCC is enhancing the risk assessment requirements for banks. These include requiring banks to report risk assessments on bank products, customers, and geographies.

Riverview National Bank is implementing the required internal controls and continues to enhance the policies, procedures, and monitoring programs to ensure proper compliance. Many of the new provisions added by the USA Patriot Act apply to accounts at or held by foreign banks, or accounts of, or transactions with foreign entities.

Multifactor Authentification

The bank regulatory agencies jointly published the “Interagency Guidance on Authentification in an Internet Banking Environment.” This guidance requires banks to implement enhanced security measures to authenticate customers using internet based services to process transactions that either access customer information or transfer funds to third parties. The principles of this guidance apply to telephone banking systems and call centers if the same level of access is available through these services.

FDIC Insurance Reform

The banking industry had pushed for reform beginning in 1999 with the top two goals of merging the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) and increasing the coverage levels. The banking industry was highly concerned about the fairness and efficiency of the fund. Specifically, a historical approach was utilized through which credits and dividends would be paid back to those banks that contributed on a historical basis if and when the reserve ratio reaches a cap. Importantly, the previous 23 basis point premium that was to be enforced when the fund dropped below 1.25% was addressed because the sharp increase of higher premiums would be impacting the industry when it could least afford to pay the higher premiums.

On February 8, 2006, President Bush signed into law the Deficit Reduction Act of 2005. Included within that legislation, however, is the Deposit Insurance Reform Act of 2005. This new law makes the following changes:

• Merge the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF)

• Index the insurance coverage level to account for inflation

• Provides $250,000 in coverage for retirement accounts, the first increase in coverage since 1980

• Removed the 23 basis point premium assessment required if the fund balance dropped below 1.25%

• Provide a credit pool of about $4.7 billion to offset premiums for banks that had paid into the funds before 1997

• Begin capping the fund and paying dividends when the reserve ratio is at 1.35%

• All FDIC logo and signage displayed must comply with the new information by November 2007.

Bankruptcy Abuse Prevention and Consumer Protection Act of 2005

The Bankruptcy Abuse and Consumer Protection Act of 2005 was passed by Congress on April 14, 2005 and signed into law by the President on April 20, 2005.

This Act amends both the Bankruptcy Code and the Truth in Lending Act. The Bankruptcy Code revisions became effective October 15, 2005. The Bankruptcy Code was amended, adding requirements to the process for filing for bankruptcy. The provisions related to the Truth in Lending did not become effective until October of 2006. It requires lenders to:

• Warn customers about the impact of making only the minimum payment under an open-end consumer credit plan

• Provide a toll free number for consumers to call for information regarding the consequences of making only minimum required payments

• Inform customers that interest attributed to the portion of a home secured loan that exceeds the property’s fair market value is not tax deductible

• Provide new disclosures on solicitations and applications for open-end credit plans containing an introductory rate

Ongoing Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, Riverview National Bank’s business is particularly susceptible to changes in the federal and state legislation and regulations. Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for Riverview National Bank. Riverview National Bank can predict neither if any such legislation will be adopted nor if adopted how it would affect the business of Riverview National Bank. Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and, therefore, generally increases the cost of doing business.

Recent Developments

The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past few months.  Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions.  The availability of credit, confidence in the financial sector, and the level of volatility in the financial markets have been significantly adversely affected as a result.  Recently, volatility and disruption in the capital and credit markets has reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  The EESA included a provision for a temporary increase in FDIC insurance from $100,000 to $250,000 per depositor through December 31, 2009.

On October 14, 2008, Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts.  Under this program, known as the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock.  In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment.  Participating financial institutions will be required to adopt the

Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President, Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program was available until November 12, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  Management had decided not to participate in the program but is continually monitoring developments.

It is not clear at this time what impact the EESA, TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies.  Further adverse effects could have an adverse effect on the Riverview and its business.

Available Information

Riverview Financial Corporation is subject to the informational requirements of Section 15(d) of the Exchange Act, and, accordingly, files reports, and other information with the Securities and Exchange Commission. The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Riverview Financial Corporation is an electronic filer with the SEC. The SEC maintains an Internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC. The SEC’s Internet site address is http://www.sec.gov.

Riverview Financial Corporation’s headquarters are located at 3rd and Market Streets, Halifax, Pennsylvania 17032, and its telephone number is (717) 896-3433.

At December 31, 2008, Riverview Financial Corporation had 54 full time employees and 8 part time employees.  In the opinion of management, Riverview Financial Corporation enjoys a satisfactory relationship with its employees.  Riverview Financial Corporation is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Riverview Is Subject To Interest Rate Risk

Riverview’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Riverview’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest Riverview receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Riverview’s ability to originate loans and obtain deposits, (ii) the fair value of Riverview’s financial assets and liabilities, and (iii) the average duration of Riverview’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Riverview’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Although management believes it has implemented effective asset and liability management strategies, to reduce the potential effects of changes in interest rates on Riverview’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Riverview’s financial condition and results of operations.

Riverview Is Subject To Lending Risk

Riverview’s loan portfolio mainly consists of residential real estate loans.  Other loan types included in the portfolio are commercial and industrial, construction and commercial real estate loans and consumer loans.  The deterioration of one or a few of the loans in the portfolio could cause a significant increase in non-performing loans. An increase in non-performing loans could result in a net loss of earnings from these loans, an increase in the provision for possible loan and lease losses and an increase in loan charge-offs, all of which could have a material adverse effect on Riverview’s financial condition and results of operations.

Riverview’s Allowance For Possible Loan Losses May Be Insufficient

Riverview maintains an allowance for possible loan losses, which is a reserve established through a provision for possible losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for possible loan losses inherently involves a high degree of subjectivity and requires Riverview to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem credits and other factors, both within and outside of Riverview’s control, may require an increase in the allowance. In addition, bank regulatory agencies periodically review Riverview and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. In addition, if charge-offs in future periods exceed the allowance, Riverview will need additional provisions to increase the allowance for possible loan losses. Any increases in the allowance will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on Riverview’s financial condition and results of operations.

Riverview may fail to realize the cost savings and benefits it expects to achieve from the consolidation

On December 31, 2008, Riverview was formed upon the consolidation of First Perry and HNB.  The success of the consolidation depends, in part, on Riverview’s ability to realize the estimated cost savings and benefits from combining the businesses of First Perry and HNB.  While we believe that the cost savings and benefit estimates are achievable, it is possible that the potential cost savings and benefits could be more difficult to achieve than we anticipated.  Riverview’s cost savings and benefits estimates also depend on its ability to combine the businesses of First Perry and HNB in a manner that permits those cost savings and benefits to be realized.  If our estimates are incorrect or we are unable to combine the two companies successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Competition from other financial institutions may adversely affect Riverview’s profitability

Riverview’s banking subsidiary faces substantial competition in originating, both commercial and consumer loans. This competition comes principally from other banks, savings institutions, mortgage banking companies and other lenders. Many of its competitors enjoy advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs. This competition could reduce Riverview’s net income by decreasing the number and size of loans that its banking subsidiary originates and the interest rates they may charge on these loans.

In attracting business and consumer deposits, Riverview’s banking subsidiary faces substantial competition from other insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Many of Riverview’s competitors enjoy advantages, including greater financial resources, more aggressive marketing campaigns, better brand recognition and more convenient branch locations. These competitors may offer higher interest rates than Riverview, which could decrease the deposits that it attracts or require it to increase its rates to retain existing deposits or attract new deposits. Increased deposit competition could adversely affect Riverview’s ability to generate the funds necessary for lending operations. As a result, it may need to seek other sources of funds that may be more expensive to obtain and could increase its cost of funds.

Riverview’s banking subsidiary also competes with non-bank providers of financial services, such as brokerage firms, consumer finance companies, credit unions, insurance agencies and governmental organizations which may offer more favorable terms. Some of its non-bank competitors are not subject to the same extensive regulations that govern its banking operations. As a result, such non-bank competitors may have advantages over Riverview’s banking subsidiary in providing certain products and services. This competition may reduce or limit its margins on banking services, reduce its market share and adversely affect its earnings and financial condition.

Riverview’s Controls and Procedures May Fail or Be Circumvented

Management regularly reviews and updates Riverview’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Riverview’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Riverview’s business, results of operations and financial condition.

Riverview’s ability to pay dividends depends primarily on dividends from its banking subsidiary, which is subject to regulatory limits

Riverview is a bank holding company and its operations are conducted by its subsidiary. Its ability to pay dividends depends on its receipt of dividends from its subsidiary. Dividend payments from its banking subsidiary are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of its subsidiary to pay dividends is also subject to its profitability, financial condition, capital expenditures and other cash flow requirements. There is no assurance that its subsidiary will be able to pay dividends in the future or that Riverview will generate adequate cash flow to pay dividends in the future. Riverview’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

Riverview May Not Be Able To Attract and Retain Skilled People

Riverview’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by Riverview can be intense and Riverview may not be able to hire people or to retain them. The unexpected loss of services of one or more of Riverview’s key personnel could have a material adverse impact on Riverview’s business because of their skills, knowledge of Riverview’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel. Riverview currently has employment agreements containing non-competition agreements with six of its executive officers.

Riverview Is Subject To Claims and Litigation Pertaining To Fiduciary Responsibility

From time to time, customers make claims and take legal action pertaining to Riverview’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to Riverview’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to Riverview they may result in significant financial liability and/or adversely affect the market perception of Riverview and its products and services as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on Riverview’s business, which, in turn, could have a material adverse effect on Riverview’s financial condition and results of operations.

The Trading Volume In Riverview’s Common Stock Is Less Than That Of Other Larger Financial Services Companies

Riverview’s common stock is not listed for trading on any market or exchange.  Instead, its common stock is traded in the local over-the-counter markets and privately negotiated transactions under the symbol “RIVE”.  The trading volume in its common stock is less than that of other larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of Riverview’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which Riverview has no control. Given the lower trading volume of Riverview’s common stock, significant sales of Riverview’s common stock, or the expectation of these sales, could cause Riverview’s stock price to fall.

Riverview operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations

Riverview is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on Riverview and its operations. Additional legislation and regulations that could significantly affect Riverview’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of regulatory authority may have a negative impact on Riverview’s results of operations and financial condition.

Like other bank holding companies and financial institutions, Riverview must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, Riverview is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Riverview owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the main office of Riverview National Bank.  The table below sets forth the locations of the properties that are owned and leased in the name of Riverview National Bank, which include its main office, branch offices and certain parking facilities related to its banking offices.  As for those properties that are owned, all are owned free and clear of any lien. The Bank’s main office and all branch offices are located in Pennsylvania.

Operating under the name “The First National Bank of Marysville, a division of Riverview National Bank”:

Office and Address

2040 Good Hope Road, Enola, Pennsylvania 17025 (leases)

1288 North Mountain Road, Harrisburg, Pennsylvania 17112 (leases)

55 South Main Street, Duncannon, Pennsylvania 17020 (leases)

200 Front Street, Marysville, Pennsylvania 17053 (owns)

500 South State Road, Marysville, Pennsylvania 17053 (owns)

Operating under the name “Halifax National Bank, a division of Riverview National Bank”:

Office and Address

Third and Market Streets, Halifax, Pennsylvania 17032 (owns)

311 South Market Street, Millersburg, Pennsylvania 17061 (owns)

Drive-through facility on 16 N. 3rd Street, Halifax, Pennsylvania 17032 (owns)

15 N. 3rd Street, Halifax, Pennsylvania 17032 (owns)

Parking Lot on N. 3rd Street, Halifax, Pennsylvania 17032 (owns)

Market Street Main Building (owns)

34 South Market Street,  Elizabethville, Pennsylvania 17023 (leases)

All of these properties are in good condition and are deemed by management to be adequate for Riverview’s purposes.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of Riverview. There are no proceedings pending other than ordinary routine litigation incident to the business of Riverview and of the Riverview National Bank. In addition, management does not know of any material proceedings contemplated by governmental authorities against Riverview or the Riverview National Bank or any of its properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 31, 2009, there were 1,750,003 shares of Riverview common stock outstanding, which were held by approximately 340 holders of record. The number of shareholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Additionally, a substantial source of Riverview’s income from which it can pay dividends is the receipt of dividends from Riverview National Bank. The availability of dividends from Riverview National Bank is limited by various statutes and regulations. It also is possible, depending on the financial condition of Riverview National Bank, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound banking practice. In the event that Riverview National Bank is unable to pay dividends to Riverview, Riverview may not be able to pay dividends on its common stock.

Riverview common stock is not listed or traded on any market or exchange but instead is traded in a local over-the-counter market and privately negotiated transactions under the symbol “RIVE”. Therefore, the stock is traded at irregular intervals.

ITEM 6. SELECTED FINANCIAL DATA.

Not Required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION.

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the matters discussed in this document and in documents incorporated by reference herein, including matters discussed below, may constitute forward-looking statements for purposes of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Riverview to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” and similar expressions are intended to identify such forward-looking statements.

Riverview’s actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

•                  anticipated cost savings and synergies from the consolidation may not be realized;

•                  the effects of future economic conditions on Riverview and the Riverview National Bank’s customers;

•                  the costs and effects of litigation and of unexpected or adverse outcomes in such litigation;

•                  governmental monetary and fiscal policies, as well as legislative and regulatory changes;

•                  the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

•                  the risks of changes in interest rates on the level and composition of deposits, loan demand, and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks;

•                  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in Riverview’s market area and elsewhere, including institutions operating locally, regionally, nationally and internationally, together with such competitors offering banking products and services by mail, telephone, computer and the Internet;

•                  technological changes;

•                  acquisitions and integration of acquired businesses;

•                  the failure of assumptions underlying the establishment of reserves for loan and lease losses and estimations of values of collateral and various financial assets and liabilities; and

•                  acts of war or terrorism;

•                  volatilities in the securities market; and

•                  deteriorating economic conditions.

All written or oral forward-looking statements attributable to Riverview are expressly qualified in their entirety by these cautionary statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Riverview’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of Riverview and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

The consolidated financial statements include Riverview and its wholly-owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated.

The accounting and reporting policies followed by Riverview conform, in all material respects, to accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management has made estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheets and results of operations for the periods indicated.  Actual results could differ significantly from those estimates.

Riverview’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The most significant accounting policies followed by Riverview are presented in Note 1 of the consolidated financial statements.  Note 1 lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Riverview and its results of operations.  Riverview has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, valuation of its securities and accounting for income taxes.

The allowance for loan losses is established through a charge to earnings for the provision for loan losses.  In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing the estimate.  In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics and trends in actual and forecasted credit quality, results of internal loan reviews, borrowers’ perceived financial and managerial strengths , the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.  The use of different estimates and assumptions could produce different provisions for loan losses.  Additional information is provided in the “Provisions for Loan Losses”, “Allowance for Loan Losses” and “Credit Risk and Loan Quality” sections.

Declines in the fair value of securities held to maturity and available for sale securities below their costs that are deemed to be other than temporarily impaired are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Riverview to retain its investment in the issuer for a period of time sufficient to allow for any recovery in fair value.  No securities were deemed to be other-than-temporarily impaired as of December 31, 2008.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Riverview has deemed that its deferred tax assets will more likely than not be realized, and accordingly, has not established a valuation allowance on them.

OVERVIEW

Business Combination

On December 31, 2008 and pursuant to the Agreement and Plan of Consolidation (the “Agreement”), dated, June 18, 2008, as amended, by and between First Perry Bancorp, Inc. (“First Perry”) and HNB Bancorp,

Inc. (“HNB”), Riverview Financial Corporation (“Riverview”), a Pennsylvania Corporation, was formed upon the completion of the consolidation of First Perry and HNB under Pennsylvania law.  Each outstanding share of common stock of First Perry and HNB was converted into 2.435 and 2.520 shares of Riverview’s common stock, respectively.  Further, the First National Bank of Marysville, the wholly owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated to form Riverview National Bank (the “Bank”), which is the wholly owned subsidiary of Riverview.  Riverview issued 1,750,003 shares of common stock and incurred $299,000 in transaction costs.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings through the consolidation of operations.

As a community-focused financial institution, Riverview, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities.  During 2008, Riverview continued to experience strong financial performance and achieving solid growth in assets, loans and deposits.  Riverview was able to successfully grow while maintaining its commitment to ensure strong credit quality, retain and expand customer relationships and prudently manage interest rate risk.  In addition, Riverview continues to be focused on business practices that not only provide value to its customers but to its shareholders as well.

Riverview’s financial results reflect the business combination.  The combined financial information reflects the impact of the consolidation of First Perry’s and HNB’s combined financial condition under the purchase method of accounting with First Perry treated as the acquirer from an accounting standpoint.  Under this method of accounting, Riverview was formed and treated as a recapitalization of First Perry, with First Perry’s assets and liabilities recorded at their historical values, and HNB’s at their fair values on the date the consolidation was completed.  In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, the balance sheet includes the former HNB assets, however the income statement does not include their results of operations since the transaction was only consummated on December 31, 2008.  Consolidated total assets were $231.9 million at December 31, 2008, an increase of 89.0% or $109.2 million over $122.7 million in total assets reported December 31, 2007.  Asset growth was attributable to the acquisition. As a result, loans grew $94.3 million or 112.4%, to $178.2 million, while deposits increased $79.9 million or 84.6% to $174.4 million and short-term borrowings increased $20.1 million to $21.3 million.  As of the effective date of the consolidation, HNB had $91.9 million in total assets, $67.6 in loans, $73.7 million in deposits and $3.4 million in short-term borrowings, which are included in the above totals.

Riverview’s results of operations are primarily derived from the management of spread income generated between the interest received on its interest earning assets and the interest paid on its interest bearing liabilities.  Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up of the balance sheet as well as the level of yield generated from interest earning assets versus the costs associated with interest bearing liabilities.  Riverview also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”) and from the sale of assets, such as loans or investments.   Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

As of the 2008 year end, Riverview achieved net income of $371,000, a decrease of 30.7% from net income of $535,000 for the 2007 year end.  Basic earnings per share in 2008 were $0.39 per share, a decrease of 30.4% from $0.56 per share in 2007.  The decrease in net income is attributable to the costs associated with the consolidation of HNB and its impact on operations.  Return on average assets was 0.29% in 2008 compared to 0.47% in 2007.  Return on average equity was 2.90% in 2008 compared to 4.34% in 2007.  The decrease in the 2008 ratios for the return on average assets and the return on average equity was the result of increases in average assets and average equity coupled with lower net income as a result of higher provision for loan losses and bank shares tax expense, along with expenses associated with the consolidation of HNB.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the most significant component of Riverview’s net income as a result of its focus on traditional banking activities.  It is the difference between interest income earned on interest earning assets and interest expense paid on interest bearing liabilities.  The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and liabilities as well as changes in the mix of such assets and liabilities.  Riverview’s principal interest-earning assets are loans to individuals and small businesses, with a secondary source of income earned from the investment securities portfolio and other interest earning deposits with banks.  Interest-bearing liabilities consist primarily of time deposits, money market accounts, savings deposits, securities sold under agreement to repurchase and borrowings.  Generally, changes in net interest income are portrayed by net interest rate spread and net interest margin.  Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities.  Net interest margin is the average yield on interest earning assets minus the average interest rate paid on interest bearing deposits.  Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin.  For analysis purposes, net interest income is evaluated on a fully tax-equivalent (“FTE”) basis.  The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the Federal tax rate of 34% in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets.

2008 Compared to 2007

Total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax exempt assets – see Table 1 for calculation), by $692,000, or 10.4%, to $7,322,000 for 2008 from $6,630,000 for 2007.  Total interest income increased in light of the fact that the yield on interest-earning assets decreased to 6.14% for 2008 as compared with 6.29% for 2007.  Mitigating the impact of a lower yield was the 13.1% increase in average interest-earning assets, which grew to $119,246,000 during 2008, from $105,476,000 during 2007.  The composition of Riverview’s interest sensitive assets continued to shift, where the balance of the investment portfolio decreased due to reinvesting the cash flow into loans, which produce a higher interest yield.  The growth in average interest-earning assets was attributable to a 23.7% increase in loans, which aided in producing a more profitable asset mix.

Total interest expense for 2008 was $3,044,000 compared with $3,258,000 in 2007.  The decrease of $214,000, or 6.6%, in total interest expense is attributable to a decline in cost of funds, which decreased to 2.87% for 2008 from 3.49% for 2007.  This decline in interest rates mitigated the impact of the 13.5% increase in total interest bearing liabilities, which increased to $106,069,000 for 2008 from $93,452,000 for 2007 as a result of increased borrowings.  As the demand to fund interest earning assets increased and the growth in deposits was flat, the Bank utilized its borrowing facilities with the FHLB.  While the borrowings carried a higher cost to fund as compared with deposits, total interest income outpaced this higher expense.

Net interest income on a fully tax equivalent basis increased by $906,000, or 26.9%, to $4,278,000 for the year ended December 31, 2008 from $3,372,000 for the year ended December 31, 2007.  This increase was attributable to the growth in interest sensitive assets, in particular loans, and prime rate decreases which had the impact of reducing cost of funds.  The net interest spread (on a fully tax equivalent basis) increased to 3.27% for 2008 from 2.80% for 2007, while the net interest margin (on a fully tax equivalent basis) increased to 3.58% for 2008 from 3.20% for 2007.

Riverview’s ability to manage net interest income over a variety of interest rate and economic environments is important to its financial success.  Growth in net interest income is generally dependent upon the growth of the balance sheet and maintaining or growing the net interest margin.

2007 Compared to 2006

Total interest income increased on a fully tax equivalent basis, by $426,000, or 6.9%, to $6,630,000 for the year ended December 31, 2007 from $6,204,000 for the year ended December 31, 2006.  This increase was attributable to a shift in the composition of interest earning assets where the cash flow from investment securities was reinvested in loans and interest bearing deposits which generated higher yields than the securities portfolio.

Total interest expense increased $370,000, or 12.8%, to $3,258,000 in 2007 from $2,888,000 in 2006.  While total interest bearing liabilities increased 0.02% to $93,452,000 by the 2007 year end, management was able to change its funding mix, shifting out of borrowings and migrating to lower costing deposits.

Net interest income on a fully tax equivalent basis increased by $56,000, or 1.7%, to $3,372,000 for the year ended December 31, 2007 from $3,316,000 for the year ended December 31, 2006.  Riverview’s net interest rate spread increased to 2.80% in 2007 from 2.75% in 2006, while the net interest margin increased to 3.20% in 2007 from 3.16% in 2006.  Management’s actions in proactively managing the composition of interest earning assets and interest bearing liabilities helped to protect the Bank’s interest rate spread and margin during a period of multiple yield curve swings and changes due to increasingly unstable economic conditions.

Table 1 presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin for the years ended December 31, 2008, 2007 and 2006.

TABLE 1

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Year Ended December 31,	2008			2007			2006
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets
Interest Earning Assets
Securities:
Taxable securities (2)	$15,917	$596	3.74%	$17,187	$664	3.86%	$22,891	$840	3.67%
Tax-exempt securities (1)(2)	3,061	208	6.80%	5,045	344	6.82%	6,251	424	6.78%
Total securities	18,978	804	4.24%	22,232	1,008	4.53%	29,142	1,264	4.34%

Loans (1)(3)
Consumer	3,622	276	7.62%	4,440	348	7.84%	4,949	375	7.58%
Commercial	9,030	626	6.93%	7,086	560	7.90%	6,394	478	7.48%
Real estate	86,553	5,585	6.45%	68,703	4,575	6.66%	63,054	4,019	6.37%
Total loans	99,205	6,487	6.54%	80,229	5,483	6.83%	74,397	4,872	6.55%

Other interest earning assets	1,063	31	2.92%	3,015	139	4.61%	1,364	68	4.99%

Total Interest Earning Assets	119,246	7,322	6.14%	105,476	6,630	6.29%	104,903	6,204	5.91%

Non-interest earning assets	10,007			9,450			7,452

Total Assets	$129,253			$114,926			$112,355

Liabilities and Shareholders’ Equity

Interest Bearing Liabilities
Deposits:
Interest-bearing demand deposits	$17,020	$216	1.27%	$16,759	$436	2.60%	$13,527	$253	1.87%
Savings deposits	15,067	137	0.91%	15,617	203	1.30%	15,032	125	0.83%
Time deposits	51,059	1,942	3.80%	50,989	2,103	4.12%	50,635	1,945	3.84%
Total deposits	83,146	2,295	2.76%	83,365	2,742	3.29%	79,194	2,323	2.93%

Borrowings:
Short-term borrowings	9,743	152	1.56%	3,579	190	5.31%	7,262	343	4.72%
Long-term borrowings	13,180	597	4.53%	6,508	326	5.01%	5,018	222	4.42%
Total borrowings	22,923	749	3.27%	10,087	516	5.12%	12,280	565	4.60%

Total Interest Bearing Liabilities	106,069	3,044	2.87%	93,452	3,258	3.49%	91,474	2,888	3.16%

Non-Interest Bearing Liabilities:
Demand deposits	9,684			8,279			7,974
Other liabilities	692			857			853

Shareholders’ Equity	12,808			12,338			12,054

Total Liabilities and Shareholders’ Equity	$129,253			$114,926			$112,355

Net Interest Income		$4,278			$3,372			$3,316

Net Interest Spread			3.27%			2.80%			2.75%

Net Interest Margin			3.58%			3.20%			3.16%

(1)   Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.

(2)   Available for sale securities are reported at amortized cost for purposes of calculating yields.

(3)   For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

Table 2 presents a summary of changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in rates for the periods indicated.

TABLE 2

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2008 vs. 2007			2007 vs. 2006
	Increase/(Decrease)			Increase/(Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets:
Interest bearing due from banks and federal funds sold	$(53)	$(57)	$(108)	$76	$(5)	$71
Securities, taxable (1)	(47)	(21)	(68)	(219)	43	(176)
Securities, tax-exempt (1)	(134)	(2)	(136)	(83)	3	(80)
Loans (1)	1,237	(233)	1,004	403	208	611
Net Change in Interest Income	1,003	(313)	692	177	249	426

Interest-Bearing Liabilities:
Interest bearing demand deposits	3	(223)	(220)	84	99	183
Savings deposits	(5)	(61)	(66)	7	71	78
Time deposits	2	(163)	(161)	16	142	158
Borrowings:
Short-term borrowings	97	(135)	(38)	(196)	43	(153)
Long-term borrowings	302	(31)	271	74	30	104
Net Change in Interest Expense	399	(613)	(214)	(15)	385	370

CHANGE IN NET INTEREST INCOME:	$604	$300	$906	$192	$(136)	$56

(1)                                  Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Riverview provides for credit risk associated with lending activities through its provision for loan losses and allowance for loan losses.  Although Riverview maintains sound credit practices, loan deterioration may occur resulting in the eventual charge off of certain loans as losses.  The provision for loan losses, which is an expense that is recorded in the income statement, is used to increase the allowance for loan losses to an appropriate balance that is available to absorb estimated losses inherent in the portfolio.  The determination of the appropriateness and adequacy of the allowance is based upon management’s ongoing analysis of the loan portfolio, assessment of historical loan loss experience, and other relevant factors inherent in the loan portfolio.  Since no single statistic or measurement is accurate enough to determine the adequacy of the allowance, such an estimate is based on a number of factors including:

•                  an ongoing review of delinquent, classified and non-accrual loans, large loans and overall portfolio quality and trends;

•                  analytical review of loan charge-off experience, delinquency rates and other relevant historical and peer statistical ratios;

•                  management’s judgment with respect to the composition and nature of the portfolio, concentrations of credit, regulatory recommendations and current and projected economic and business conditions and their impact on the existing portfolio; and

•                  observations derived from examinations and reviews of the portfolio by regulatory examiners and independent loan reviewers.

The provision for loan losses was $380,000 for 2008 and $120,000 for 2007.  The provision expense for 2008 was increased by 216.7% as compared with 2007.  The increase in the provision for 2008 was primarily attributable to loan growth, as the credit quality of the portfolio continues to be solid as evidenced by the asset quality ratios.  The consistency in the asset quality is a key factor considered by management in determining an appropriate level of the allowance for loan losses in light of the growth of the loan portfolio.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Riverview, representing 12.0% of the total revenues (comprised of net interest income and non-interest income) in 2008 and 12.3% in 2007.  Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”) and gains from the sale of loans and available for sale securities.

Non-interest income for the year ended December 31, 2008 increased $115,000, or 25.5%, to $566,000 from $451,000 for the year ended December 31, 2007.  Service charges on deposit accounts grew 30.0% or $36,000 to $156,000 in 2008 from $120,000 in 2007.  This growth in fees was attributable to increased core deposit activity.  Earnings on the cash value of bank owned life insurance increased $4,000, or 4.2%, to $100,000 in 2008 from $96,000 in 2007.  The Bank recorded $40,000 in gains from the sale of available for sale securities as compared with no gains recorded in 2007.  During 2008, the Bank entered into an agreement with the FHLB to sell loans service released under the FHLB Mortgage Partnership Finance program (“MPF”).  As a result, in 2008 the Bank recorded $50,000 in the gains from the sale of mortgage loans under the MPF program as compared to 2007 where no such gains were recorded.  Offsetting these increases was a decrease in other service charges to $220,000 in 2008 from $235,000 in 2007.  This was attributable to data processing service income, which declined as a result of management’s decision to discontinue offering shared data processing services to other small financial institutions.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2008 and 2007.

Non-Interest Income

	Years Ended December 31,
	(Dollars in thousands)
	2008	Increase (Decrease) Amount	%	2007
Service charges on deposit accounts	$156	$36	30.0%	$120
Other service charges and fees	220	(15)	(6.4)%	235
Earnings on cash value of life insurance	100	4	4.2%	96
Gain on sale of available for sale securities	40	40	100.0%	—
Gain from sale of held for sale mortgage loans	50	50	100.0%	—
	$566	$115	25.5%	$451

Non-Interest Expenses

Non-interest expenses are a combination of general and administrative expenses that are the result of being in business.  For the year ended December 31, 2008, total non-interest expenses increased $1,063,000, or 36.4%, to $3,983,000 from $2,920,000 for 2007.  The following summarizes the changes in each of the expense categories:

•                  Salaries and employee benefits – In the second quarter of 2008, an experienced commercial lender was hired to head up and manage the loan area.  In addition, individuals were hired to staff new branch offices opened in June 2008 and June 2007.  Other personnel related expenses increased in conjunction with additional operations staff needed to support these strategic decisions;

•                  Occupancy expense – Increased costs are associated with realizing a full year’s expense from the opening of a new branch office in June 2007 and a half of a year’s expense related to the opening of another new branch in June 2008 as well as the renovation of the operations area;

•                  Equipment expense –Increases in depreciation expense attributable to expenses incurred in migrating to remote capture and acceptance of check images from branch locations and banking clients are the primary factors resulting in increased equipment expenses;

•                  Telecommunications and processing charges – In 2007, the Bank established an MPLS network to replace a point-to-point frame relay network for the purpose of enhancing its disaster recovery plan.  In addition, a new branch office was established in June of 2007 and another in June 2008.  Full year expenses are being realized for these two items in 2008 versus only a partial period recognition in 2007;

•                  Bank shares tax – This remains to be a significant expense for Riverview, with $104,000 expensed in 2008.   The increase in this expense in 2008 as compared with the ($83,000) recorded for 2007 was due to the benefit of $216,000 out of a $250,000 tax credit relating to the Pennsylvania Enterprise Zone Tax Credit program, of which $133,000 was used to offset the Bank’s shares tax expense for 2007.  In July 2008, the Pennsylvania Department of Revenue made a final determination that the Bank was entitled to the full $250,000 credit, and the remaining $34,000 was recognized in 2008, and will be used to offset 2009 shares tax liability;

•                  Professional services – This is comprised of accounting, tax and audit expenses which increased 126.2% to $138,000 for the year ended 2008 from $61,000 for the 2007 year end.  This increase is attributable to the due diligence process that was required in hiring and transitioning to a new independent registered public accounting firm and the resulting re-audit of the financial statements to register Riverview with the Securities and Exchange Commission; and

•                  Other expenses – The Bank’s other expenses increased $127,000, or 34.8%, to $492,000 in 2008 from $365,000 in 2007 as a result of its growth and the change in its business plan to form Riverview and the consolidation of HNB.  Also contributing to the increase in other expenses is the increase in the Bank’s FDIC assessment for 2008 as compared with 2007.  Due to a change in the FDIC’s assessment methodology, this expense increased to $45,000 for 2008 from $10,000 in 2007 and is expected to be higher in 2009.

The following table presents the components of non-interest expenses and the related changes for the years ended 2008 and 2007:

Non-Interest Expenses

	Years Ended December 31,
	(Dollars in thousands)
	2008	Increase (Decrease) Amount	%	2007
Salaries and employee benefits	$2,205	$564	34.4%	$1,641
Occupancy expense	449	84	23.0%	365
Equipment expense	213	36	20.3%	177
Telecommunications and processing charges	183	(22)	(10.7)%	205
Postage and office supplies	94	11	13.3%	83
Bank shares tax expense (credit)	104	187	225.3%	(83)
Directors’ compensation	105	(1)	(0.9)%	106
Professional services	138	77	126.2%	61
Other expenses	492	127	34.8%	365

Total non-interest expenses	$3,983	$1,063	36.4%	$2,920

Income Taxes

The provision for federal income tax expense (benefit) was ($42,000) for the year ended December 31, 2008 as compared to $80,000 for the same period in 2007.  The tax provision decreased $122,000, or 152.5%, as a result of a decline in pretax income that was negatively affected by higher level of loan losses, bank shares tax, FDIC premiums and non-recurring expenses recorded in the fourth quarter of 2008 that were associated with the consolidation of HNB.

The effective tax rate for the twelve months ended December 31, 2008 was a 13.0% benefit in 2008 versus a 13% expense in 2007 with the decrease a result of lower pre-tax income.  The effective tax rate continues to be less than the statutory Federal tax rate of 34%.  The difference between the statutory and effective tax rates reflects the tax-exempt status of interest income on loans and obligations of state and political subdivisions and the impact of the earnings from the cash surrender value of bank owned life insurance.

FINANCIAL CONDITION

Securities

Riverview’s securities portfolio is comprised of securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits.  Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines.  Adherence to these policies is monitored by Riverview’s Asset/Liability Committee (“ALCO”) on a monthly basis.

Because of the changing nature of the banking environment and the need to correspondingly position assets, all investment securities are characterized as available-for-sale and carried at fair value with net unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income.  Riverview invests in securities for the yield they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the securities portfolio contained no high-risk securities or derivatives as of December 31, 2008.

The securities portfolio at December 31, 2008 was $28,120,000, compared to $20,290,000 at December 31, 2007, an increase of $7,830,000, or 38.6%.  The increase is attributable to $13,124,000 in securities acquired in the consolidation from HNB offset by a $5,294,000 decline attributable to the sale of $2,773,000 in securities and generic cash flow of principal repayments of $2,521,000.

Liquidity generated from the securities portfolio continues to be used to fund loan growth.  Within the securities portfolio there has been a continuing shift out of U.S. Government agencies as well as state and municipal securities into mortgage-backed securities in order to structure cash flow over an extended period of time.   State and municipal securities holdings have decreased as securities have been sold as a precaution against downgrades in insurer ratings within the bond insurer industry.

Included in the carrying values of investment securities at December 31, 2008 is a net unrealized gain of $56,000, compared to a net unrealized loss of ($40,000) at December 31, 2007.  At December 31, 2008, the unrealized gain (loss) on securities available for sale, net of tax, included in shareholders’ equity totaled $37,000, compared to ($26,000) at December 31, 2007.  The net increase in the carrying value of securities is reflective of declines in the interest rate environment and a shorter duration of the portfolio which will cause the securities to trade closer to par.  No securities are deemed to be other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and Riverview’s ability to hold the security until maturity or until the fair value recovers.

Table 3 illustrates the composition of the securities portfolio for the periods presented.

TABLE 3

SECURITIES

	December 31,
	2008	2007	2006
	(In thousands)
Available for sale securities:
U.S. Government agencies	$7,264	$4,092	$7,509
State and municipal	9,373	4,480	5,889
Mortgage-backed securities	11,181	11,718	11,235
Corporate debt securities	302	—	—
	$28,120	$20,290	$24,633

Table 4 presents the maturities and average weighted yields of the securities portfolio at fair value as of December 31, 2008.  Yields are based on amortized cost.

TABLE 4

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)							Over 10 Years or
Due In:	1 Year or Less		1 to 5 Years		5 to 10 Years		No Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$—	—%	$5,218	3.59%	$2,046	4.88%	$—	—	$7,264	3.96%

State and municipal	386	5.22%	2,097	5.76%	3,174	6.16%	3,716	6.38%	9,373	6.12%
Mortgage-backed securities	1,467	4.02%	1,525	3.97%	2,032	3.69%	6,157	4.10%	11,181	4.00%
Corporate debt securities	—	—%	302	6.39%	—	—	—	—	302	6.39%

	$1,853	4.27%	$9,142	4.25%	$7,252	5.11%	$9,873	4.96%	$28,120	4.72%

All securities are available for sale and are accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  At December 31, 2008, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $176,469,000, an increase of $93,535,000, or 112.8%, as compared with $82,934,000 as of December 31, 2007.  Loans receivable, net of the allowance for loan losses, represent 76.1% of total assets and 101.2% of total deposits as of December 31, 2008, as compared to 67.6% and 87.8%, respectively, at December 31, 2007.  All of Riverview’s loans are to domestic borrowers.

During 2008, the majority of the loan growth was attributable to the acquisition of $67,083,000 in net loans as part of the consolidation with HNB with the remaining increase of $26,452,000, or 31.9%, attributable to organic growth.  This organic growth is due to continued lending opportunities that have resulted from growth in the area coupled with the hiring of a dedicated commercial lender.  In addition, all areas of real estate secured lending have experienced significant increases in production.  During 2008, the Bank entered into an agreement with the FHLB to sell loans service released under the FHLB Mortgage Partnership Finance program (“MPF”).  The benefit of selling mortgage loans versus keeping them in the portfolio resulted in generating fee income while eliminating the interest rate risk associated with those loans.  Going forward, the Bank will continue to evaluate its options regarding residential mortgage loans in consideration of its relationship with its customers, the interest rate environment and overall economic conditions.  In general, management projects continued growth in the loan portfolio as additional staff has been hired and opportunities are identified in Riverview’s market area.

During 2008, Riverview did not experience any substantial problems within its loan portfolio.  Riverview manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis.  Riverview conducts a semi-annual independent review of the loan portfolio to provide continual assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits.  Separately, every loan and loan turndown undergoes an internal audit review for conformity to established policies and a review for compliance with current regulatory lending laws. Riverview has not lessened its loan originating criteria during this time, and management believes the standards remain conservative, compared to its peer group.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

Table 5 presents the composition of the total loan portfolio for the periods presented:

TABLE 5

TOTAL LOANS OUTSTANDING

	December 31,
(Dollars in thousands)	2008	% of Total	2007	% of Total	2006	% of Total	2005	% of Total	2004	% of Total

Commercial, financial, agricultural	$12,967	7.3%	$8,845	10.5%	$5,722	7.4%	$6,822	9.9%	$7,175	12.0%
Real Estate:
Construction	18,173	10.2%	9,059	10.8%	3,936	5.1%	1,411	2.0%	2,590	4.4%
Mortgage	94,322	52.8%	47,324	56.3%	47,082	60.6%	43,741	63.2%	37,511	63.0%
Commercial	48,773	27.3%	15,352	18.2%	16,061	20.7%	12,213	17.7%	8,261	13.9%
Consumer installment	4,210	2.4%	3,558	4.2%	4,795	6.2%	4,983	7.2%	3,995	6.7%

Total loans	178,445	100.0%	84,138	100.0%	77,596	100.0%	69,170	100.0%	59,532	100.0%
Deferred loan fees	(266)		(234)		(248)		(236)		(191)
Total loans, net of fees	178,179		83,904		77,348		68,934		59,341

Allowance for loan losses	(1,710)		(970)		(867)		(591)		(466)

Total loans, net	$176,469		$82,934		$76,481		$68,343		$58,875

Table 6 summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

TABLE 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2008

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$5,337	$4,779	$2,851	$12,967
Real estate, construction	13,232	3,238	1,703	18,173
Total	$18,569	$8,017	$4,554	$31,140

By interest rate structure:
Fixed rate	7,683	5,649	4,157	17,489
Variable rate	10,886	2,368	397	13,651
Total	$18,569	$8,017	$4,554	$31,140

Credit Risk and Loan Quality

Riverview strives to proactively monitor credit risk and exposure to ensure and protect the high quality of its loan portfolio.  Credit policy requires underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan.  These practices have contributed to the strength and credit quality of the Riverview’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

Total nonperforming loans (comprised of non-accruing loans and loans past due for more than 90 days) as of December 31, 2008, decreased $862,000, to $280,000 as compared to $1,142,000 as of December 31, 2007, despite the consolidation of HNB’s nonperforming assets into the amounts presented in 2008.  The ultimate resolution and payoff of a significant amount of loans on non-accrual status has resulted in total non-performing loans.  Total nonperforming loans as a percentage of total loans were 0.16% at December 31, 2008 as compared to 1.36% at December 31, 2007.  To minimize losses that may occur on non-accrual and delinquent loans, loan officers work with borrowers on an ongoing basis.  Based on the repayment plan and collateral protection afforded these loans, management does not expect a materially adverse impact to the allowance for loan losses.

Riverview had $144,000 in foreclosed real estate acquired through foreclosure as of December 31, 2008 as compared with $327,000 as of December 31, 2007.

Loan concentrations are considered to exist when the total amount of loans to any one or a multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  At December 31, 2008, loans to lessors of residential buildings and dwellings amounted to $18,068,000, or 10.2% of total loans as compared with $6,107,000 as of December 31, 2007.  The increase in 2008 was attributable to the acquisition of $10,247,000 of loans in this category as a result of the consolidation with HNB.  The balance of the remaining increase in this category year over year, which amounted to $1,714,000, was the result of generic growth.  Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management does not believe such a concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed bi-monthly as to their status.  Management is not aware of any materially potential loan problems that have not been disclosed in this report.

As a result of worsening local and national economic conditions and the softness in real estate in the market served by Riverview, management continues to be attentive to potential deterioration in credit quality due to economic pressures.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its loan loss allowance may be warranted as a result of those economic factors it cannot control.

Table 7 presents detailed information about Riverview’s nonperforming loans and nonperforming assets for the periods presented.

TABLE 7

RISK ELEMENTS AND ASSET QUALITY RATIO

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Non-accruing loans	$128	$210	$765	$25	$78
Accruing loans past due 90 days or more	152	932	515	68	22
Total nonperforming loans	280	1,142	1,280	93	100
Restructured loans	—	—	—	—	—
Foreclosed real estate	144	327	—	—	—
Total nonperforming assets	$424	$1,469	1,280	$93	100

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$10	$64	$55	$3	$22

Interest income for above loans included in net income for the period	$8	$51	$34	$1	$1

Ratios:
Nonperforming loans to total loans	0.16%	1.38%	1.67%	0.14%	0.17%

Allowance for loan losses to nonperforming loans	610.71%	84.94%	67.73%	635.48%	466.00%

Nonperforming assets to total assets	0.18%	1.20%	1.12%	0.09%	0.09%

Commitments to lend additional funds to nonperforming loan customers	$0	$0	$0	$0	$0

Allowance for Loan Losses

The allowance for loan losses is a reserve established in the form of a provision expense for loan losses and is reduced by loan charge-offs net of recoveries.  When loans are deemed to be uncollectible, they are charged off.  Management has established a reserve that it believes is adequate for estimated losses in the loan portfolio. In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to the Bank’s audit committee detailing significant events that have occurred since the last review.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Riverview will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, Riverview does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement.

The following Table 8 sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

TABLE 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004

Allowance, beginning of year	$970	$867	$591	$466	$477
Provision for loan losses	380	120	295	150	25
Allowance acquired from HNB	496	—	—	—	—

Loans charged off:
Commercial, financial, agricultural	32	—	—	—	—
Real estate mortgage	125	14	—	—	14
Installment	2	15	26	26	22
Total charged-off	159	29	26	26	36

Loan recoveries:
Real estate mortgage	23	4	2	—	—
Installment	—	8	5	1	—
Total recoveries	23	12	7	1	—
Net loans charged off	136	17	19	25	36

Allowance, end of year	$1,710	$970	$867	$591	$466

Net charge-offs to average loans	0.14%	0.02%	0.03%	0.04%	0.06%
Allowance for loan losses to total loans	0.96%	1.16%	1.12%	0.86%	0.79%

For the year ended December 31, 2008, Riverview experienced an increase in loan charge-offs related to its established product lines due to changes in the financial condition of one borrower, in particular, and evaluations associated with other loans that the Bank foreclosed on.  Management continues to assess the effects of potential declines in the local economy and the local real estate values when determining specific allocations related to loans rated substandard and below.

The following Table 9 details the allocation of the allowance for loan losses to the various loan categories at December 31, 2008, 2007, 2006, 2005 and 2004.  The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur.  The total allowance is available to absorb losses from any segment of loans.

TABLE 9

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2008		2007		2006		2005		2004
(Dollars in thousands)	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans	Amount	% Gross Loans
Commercial, financial and agricultural	$124	7.3%	$165	10.5%	$114	7.4%	$139	9.9%	$5	12.1%
Real estate loans:
Construction	77	10.2%	47	10.8%	50	5.0%	2	2.0%	1	4.3%
Mortgage	403	52.8%	419	56.2%	427	60.7%	82	63.2%	23	63.0%
Commercial	928	27.3%	216	18.3%	226	20.7%	359	17.7%	418	13.9%
Consumer loans	116	2.4%	43	4.2%	36	6.2%	9	7.2%	6	6.7%
Unallocated	62	n/a	80	n/a	14	n/a	—	n/a	13	n/a

Total	$1,710	100.0%	$970	100.0%	$867	100.0%	$591	100.0%	$466	100.0%

A greater percentage of the allocation of the allowance for loan losses shifted towards commercial real estate loans at December 31, 2008 versus December 31, 2007, which is consistent with the growth in this portfolio combined with weakening economic factors.  With the inherently higher level of credit risk associated with commercial borrowings in general, the allocation to the allowance for loan losses for 2008 was appropriated to address the risk associated with this particular type of borrowing.  However, consideration was also given to the consistent credit quality of the portfolio, which remained high as evidenced by the asset quality ratios.  The unallocated portion of the reserve considers risk of error in the specific and general reserve allocation, and the imprecision associated with the estimate.

While mortgage loans increased 99.3% to $94,322,000 at December 31, 2008 from $47,324,000 at December 31, 2007 as a result of the HNB consolidation, there was a decline in the percentage of the allowance dedicated to mortgage loans.  This was due to the fact the Bank has not experienced deterioration in the credit quality of its mortgage portfolio.

Management currently believes the allowance for loan losses at December 31, 2008 and 2007 is adequate to absorb losses inherent in the loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors discussed above.

Deposits

Riverview generates and services deposits through the Bank’s traditional branch banking delivery system.  Deposits are Riverview’s major source of funds available for lending and other investment purposes.  Total deposits at December 31, 2008, were $174,353,000, an increase of $79,881,000, or 84.6%, over total deposits of $94,472,000 as of December 31, 2007.  This increase was due to $73,706,000 in deposits acquired as part of the HNB consolidation and organic growth of $6,175,000.   The trend during 2008 portrayed modest organic deposit growth of 6.5%.  While non-interest bearing demand deposits and time deposits respectively increased 57.5% and 14.0% in 2008, interest bearing demand deposits decreased 25.2% with a drop of 25.2% in savings and money market accounts.  The organic growth in deposits was attributable to the opening of two new branch offices.

Table 10 sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2008, 2007 and 2006.  All deposits are domestic deposits.

TABLE 10

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

	December 31,
	2008		2007		2006
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$9,684	0.00%	$8,279	0.00%	$7,974	0.00%
Interest-bearing demand	17,020	1.27%	16,759	2.60%	13,527	1.87%
Savings	15,067	0.91%	15,617	1.30%	15,032	0.83%
Time	51,059	3.80%	50,989	4.12%	50,635	3.84%

Total deposits	$92,830		$91,644		$87,168

Table 11 displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2008.

TABLE 11

DEPOSIT MATURITIES

(In thousands)	Time Certificates

Three months or less	$5,009
Over three months but within six months	3,677
Over six months but within twelve months	8,730
Over twelve months	13,640
Total	$31,056

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh.  Short-term borrowings increased $20,058,000 to $21,323,000 at December 31, 2008 as compared with $1,265,000 as of December 31, 2007.  This increase is due to short-term borrowings of $3,436,000 acquired as part of the consolidation of HNB with the excess of $16,622,000 representing additional borrowings that the Bank utilized during 2008 to take advantage of the low interest rates and to make up for the modest growth in deposits in order to fund loan demand.

Long-term borrowings are generally utilized as a resource to fund growth.  This strategy has helped Riverview to manage its cost of funds.  Long-term borrowings are also utilized as a tool to control interest rate positions within the overall asset-liability management function.  All borrowings of this nature have been provided through the Federal Home Loan Bank of Pittsburgh.  Long-term borrowings as of December 31, 2008 decreased $3,378,000 from the prior year end to $10,033,000 as compared to $13,411,000 as of December 31, 2007 as a result of a shift from borrowing on a long term basis to short-term in order to take advantage of lower interest rates.  While Riverview acquired $2,533,000 in long-term borrowings as part of the HNB consolidation, it paid off $5,911,000 during 2008

Additional information relating borrowings can be found in Note 11 of the Notes to the Consolidated Financial Statements contained herein this Report.

Shareholders’ Equity and Capital Requirements/Ratios

The net result of activity that affected shareholders’ equity during the year resulted in an increase of $11,450,000 in total shareholders’ equity to $24,205,000, at December 31, 2008, from $12,755,000, at December 31, 2007.  A summary of the transactions include:

•                  As of December 31, 2008, Riverview was formed upon the completion of the consolidation of First Perry and HNB.  Each outstanding share of common stock of First Perry and HNB was converted into 2.435 and 2.520 shares of Riverview’s common stock, respectively.  Riverview issued 1,750,003 shares of common stock in exchange for HNB common stock thus resulting in additional capital of $11,316,000;

•                  Net income of $371,000 generated in 2008;

•                  An increase of $63,000 in the change of accumulated other comprehensive income associated with the net unrealized gains on securities available for sale;

•                  The payment of quarterly cash dividends to shareholders totaling $300,000 in 2008 reduced shareholders’ equity.

Riverview places significant emphasis on maintaining strong capital levels.  The goals for capital planning are to build a strong capital base to fund future growth, to support risks inherent in the banking industry, to retain earnings to meet regulatory requirements and to provide an adequate return to shareholders.

Riverview meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board’s Small Bank Holding Company Policy Statement.  Accordingly, Riverview is exempt from regulatory requirements administered by the federal banking agencies.  However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board.  Current capital guidelines issued by federal regulatory authorities require the Bank to meet minimum risk-based capital ratios in an effort to make regulatory capital more responsive to possible risk exposure related to a corporation’s on and off-balance sheet items.

Risk-based capital provides the basis for which all companies are evaluated in terms of capital adequacy.  Risk-based capital guidelines redefine the components of capital and establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet items.  The components of risk-based capital are segregated as Tier I and Tier II capital.  Tier I capital is composed of total stockholders’ equity reduced by goodwill and other intangible assets.  Tier II capital is comprised of the allowance for loan losses and any qualifying debt obligations.  The minimum risk-based capital standards require all banks to have Tier I capital of at least 4% and total capital (which includes Tier I capital) of at least 8% of risk-weighted assets.

The Bank is also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier I capital) to quarterly average balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other institutions are expected to maintain capital levels of at least 1% or 2% above that minimum.  As of December 31, 2008, the Bank had a Tier I leverage ratio of 9.50%.

Table 13 provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2008 and 2007, including the consolidation of Halifax National Bank at December 31, 2008:

TABLE 13

CAPITAL RATIOS

	December 31,
(Dollars in thousands)	2008	2007

Tier I capital	$21,732	$12,528
Tier II, allowable portion of:
Allowance for loan losses	1,710	970

Total capital	$23,442	$13,498

Tier I risk-based capital ratio	14.3%	17.3%

Total risk-based capital ratio	13.2%	16.1%

Tier I leverage ratio	9.5%	10.4%

Note:	Unrealized gains or losses on securities available for sale and goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2008 and 2007, the Bank exceeded the minimum regulatory capital requirements and were considered to be “well capitalized” under applicable federal regulations.

The maintenance of a solid capital foundation continues to be a primary goal for Riverview.   An objective of the capital planning process is to balance effectively the retention of capital to support future growth, while at the same time, providing shareholders with an attractive long-term return on their investment.  Management believes that Riverview’s capital position is adequate to support current operations and growth, and anticipates earnings to grow in tandem with asset growth.  However, management is conscious of the impact that either rapid expansion or lower than projected earnings may potentially have on deteriorating Riverview’s capital position.  Management proactively monitors the capital levels to ensure that they remain well in line with regulatory requirements, and is ever positioned to enact appropriate measures to ensure the strength of Riverview’s capital position.  While Riverview continues to look for growth opportunities, there are no other known events, trends or circumstances that would adversely impact capital.

Off-Balance Sheet Arrangements

Riverview’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments at December 31, 2008, were $17,825,000.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Riverview.  Refer to Note 12 of the consolidated financial statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  Riverview has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

Liquidity

Liquidity refers to Riverview’s ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses.  Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures.  Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities.  Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, securities sold under agreements to repurchase or borrowings under lines of credit with correspondent banks.

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $6,968,000 at December 31, 2008 as compared to $9,083,000 at December 31, 2007.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At December 31, 2008, unpledged available for sale securities with a carrying value of $11,362,000 were readily available for liquidity purposes, as compared with $4,688,000 at December 31, 2007.  The increase of $6,674,000 in unpledged available for sale securities was the result of the available for sale securities acquired as part of the HNB consolidation.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $143,279,000 at December 31, 2008 as compared to $78,883,000 at December 31, 2007.  The increase in core deposits is primarily the result of deposits acquired as part of the HNB consolidation.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB, are also considered to be reliable sources for funding.  As of December 31, 2008, Riverview has access to two formal borrowing lines totaling $57,562,000 with the aggregate amount outstanding on these lines totaling $30,796,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at December 31, 2008 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in Riverview’s inability to meet anticipated or unexpected needs.

Effects of Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates.  The exact impact of inflation on Riverview is difficult to measure.  Inflation may cause operating expenses to change at a rate not matched by the change in earnings.  Inflation may affect the borrowing needs and desires of consumer and commercial customers, in turn affecting the growth of Riverview’s assets.  Inflation may also affect the level of interest rates in the general market, which in turn can affect Riverview’s profitability and the market value of assets held.  Riverview actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

Return on Equity and Assets

The following table presents ratios as of the dates presented:

	December 31,
	2008	2007	2006

Return on assets	0.29%	0.47%	0.42%
Return on equity	2.90%	4.34%	3.94%
Dividend payout ratio	79.49%	55.36%	63.27%
Equity to assets ratio	9.91%	10.74%	10.73%

New Financial Accounting Standards

Note 1 to the consolidated financial statements discusses the expected impact on Riverview’s financial condition and results of operations for recently issued or proposed accounting standards that have not been adopted.  To the extent we anticipate a significant impact to Riverview’s financial condition or results of operations, appropriate discussion takes place in the applicable note to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Riverview Financial Corporation
Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  Riverview Financial Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP

Harrisburg, Pennsylvania

April 7, 2009

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
	(In thousands, except share data)
Assets
Cash and due from banks	$4,545	$2,600
Federal funds sold	1,034	6,403
Interest bearing deposits	439	80
Cash and Cash Equivalents	6,018	9,083

Interest bearing time deposits with banks	950	—
Investment securities available for sale	28,120	20,290
Mortgage loans held for sale	1,124	—
Loans, net of allowance for loan losses of $1,710 and $970	176,469	82,934
Premises and equipment	7,472	5,041
Accrued interest receivable	812	485
Restricted investments in bank stocks	2,075	949
Cash value of life insurance	5,258	2,875
Foreclosed assets	144	327
Goodwill	1,785	—
Intangible assets	173	—
Other assets	1,511	696

Total Assets	$231,911	$122,680
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$19,614	$7,546
Demand, interest bearing	25,789	21,870
Savings and money market	27,877	15,751
Time	101,073	49,305

Total Deposits	174,353	94,472

Short-term borrowings	21,323	1,265
Long-term borrowings	10,033	13,411
Accrued interest payable	499	319
Other liabilities	1,498	458

Total Liabilities	207,706	109,925

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 and 962,585 shares	875	481
Surplus	11,239	317
Retained earnings	12,054	11,983
Accumulated other comprehensive income (loss)	37	(26)

Total Shareholders’ Equity	24,205	12,755

Total Liabilities and Shareholders’ Equity	$231,911	$122,680

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2008 and 2007

	2008	2007
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$6,406	$5,431
Investment securities - taxable	558	617
Investment securities - tax exempt	137	228
Federal funds sold	28	125
Interest-bearing deposits	3	14
Dividends	38	47

Total Interest Income	7,170	6,462

Interest Expense
Deposits	2,295	2,742
Short-term borrowings	152	190
Long-term debt	597	326

Total Interest Expense	3,044	3,258

Net Interest Income	4,126	3,204

Provision for Loan Losses	380	120

Net Interest Income after Provision for Loan Losses	3,746	3,084

Noninterest Income
Service charges on deposit accounts	156	120
Other service charges and fees	220	235
Earnings on cash value of life insurance	100	96
Gain on sale of available for sale securities	40	—
Gain on sale of mortgage loans	50	—

Total Noninterest Income	566	451

Noninterest Expenses
Salaries and employee benefits	2,205	1,641
Occupancy expenses	449	365
Equipment expenses	213	177
Telecommunication and processing charges	183	205
Postage and office supplies	94	83
Bank shares tax expense (credit)	104	(83)
Directors’ compensation	105	106
Professional services	138	61
Other expenses	492	365

Total Noninterest Expenses	3,983	2,920

Income before Income Taxes (Benefit)	329	615

Applicable Federal Income Taxes (Benefit)	(42)	80

Net Income	$371	$535

Earnings Per Share - Basic	$0.39	$0.56

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2008 and 2007

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - January 1, 2007	$481	$317	$11,748	$(166)	$12,380

Comprehensive income:
Net income	—	—	535	—	535
Other comprehensive income	—	—	—	140	140

Total Comprehensive Income					675

Cash dividends, $0.31 per share	—	—	(300)	—	(300)

Balance - December 31, 2007	481	317	11,983	(26)	12,755

Comprehensive income:
Net income	—	—	371	—	371
Other comprehensive income	—	—	—	63	63

Total Comprehensive Income					434

Issuance of common stock in exchange for HNB Bancorp, Inc. common stock	394	10,922	—	—	11,316

Cash dividends, $0.31 per share	—	—	(300)	—	(300)

Balance - December 31, 2008	$875	$11,239	$12,054	$37	$24,205

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
	(In thousands)
Cash Flows from Operating Activities
Net income	$371	$535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	332	284
Provision for loan losses	380	120
Net amortization of premiums on securities available for sale	48	32
Net realized gain on sale of securities available for sale	(40)	—
Deferred income taxes	(147)	(11)
Proceeds from sale of mortgage loans	3,715	—
Net gain on sale of mortgage loans	(50)	—
Mortgage loans originated for sale	(4,789)	—
Earnings on cash value of life insurance	(100)	(96)
Increase in accrued interest receivable and other assets	(458)	(324)
Increase in accrued interest payable and other liabilities	330	82

Net Cash Provided by (Used in) Operating Activities	(408)	622

Cash Flows from Investing Activities
Securities available for sale:
Proceeds from maturities, calls and principal repayments	8,651	8,592
Proceeds from sales	2,731	—
Purchases	(6,001)	(4,070)
Net increase in restricted stock	(566)	(24)
Net increase in loans	(26,976)	(6,900)
Net cash acquired in business combination	2,870	—
Purchases of premises and equipment	(279)	(896)
Proceeds from sale of foreclosed assets	327	—

Net Cash Used in Investing Activities	(19,243)	(3,298)

Cash Flows from Financing Activities
Net increase in deposits	6,175	5,909
Net increase (decrease) in short-term borrowings	16,622	(5,544)
Proceeds from long-term borrowings	2,500	12,000
Payments on long-term borrowings	(8,411)	(4,048)
Dividends paid	(300)	(300)

Net Cash Provided by Financing Activities	16,586	8,017

Net Increase (Decrease) in Cash and Cash Equivalents	(3,065)	5,341

Cash and Cash Equivalents - Beginning	9,083	3,742

Cash and Cash Equivalents - Ending	$6,018	$9,083

Supplementary Cash Flows Information

Interest paid	$3,067	$3,226

Income taxes paid	$58	$113

Transfer of loans to foreclosed assets	$144	$327

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

On December 31, 2008, Riverview Financial Corporation (the “Corporation”) was formed and effected the consolidation of First Perry Bancorp (“First Perry”), Inc. and its wholly-owned subsidiary, The First National Bank of Marysville, and HNB Bancorp (“HNB”), Inc. and its wholly owned subsidiary, Halifax National Bank.  Immediately thereafter, The First National Bank of Marysville and Halifax National Bank were consolidated with and into Riverview National Bank (the “Bank”), the wholly owned subsidiary of the Corporation.  The current branches of The First National Bank of Marysville and Halifax National Bank continue to operate under their current names as divisions of the Bank.

The Corporation and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through four full service offices in Marysville, Duncannon and Enola, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania and three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania.  The Corporation competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The Corporation is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

The accounting and reporting policies followed by the Corporation conform to generally accepted accounting principles and to general practices within the banking industry.  The following paragraphs briefly describe the more significant accounting policies.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Riverview Financial Corporation and its wholly-owned subsidiary, Riverview National Bank.  The Corporation was formed in 2008 and became operational upon its acquisition of First Perry, pursuant to an Agreement and Plan of Consolidation that was consummated on December 31, 2008.  The combined financial information reflects the impact of the consolidation of First Perry’s and HNB’s combined financial condition under the purchase method of accounting with First Perry treated as the acquirer from an accounting standpoint.  Under this method of accounting, Riverview was formed and treated as a recapitalization of First Perry, with First Perry’s assets and liabilities recorded at their historical values, and HNB’s at their fair values on the date the consolidation was completed.  The financial information relating to the periods prior to December 31, 2008 of First Perry, the acquirer, are reported under the name of Riverview Financial Corporation.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent

Note 1 - Summary of Significant Accounting Policies (Continued)

assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of  goodwill and restricted stock, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure or in satisfaction of loans.  The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Cash and Cash Equivalents

Cash and cash equivalents, for purposes of the statement of cash flows, consists of cash and due from banks, federal funds sold and interest-bearing deposits in other banks.  Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date.

Investment securities available for sale are those securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory considerations and other similar factors.  Investment securities available for sale are carried at fair value.  Unrealized gains or losses are reported as changes in other comprehensive income, net of the related deferred tax effect.  Any realized gains or losses, based on the amortized cost of specific securities sold, are included in current operations.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Declines in the fair value of individual securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and

Note 1 - Summary of Significant Accounting Policies (Continued)

ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated  fair value in the aggregate.  During 2008, the Bank entered into an agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”) to sell loans with servicing released, under the FHLB Mortgage Partnership Finance (“MPF”) program.  Premiums and discounts and origination fees and costs, on loans held for sale are deferred and recognized as a component of the gain or loss on sale.  Loan sales under the MPF program have been made on a recourse basis.  Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not material to the consolidated financial statements.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at unpaid principal balances net of unearned income, deferred loan fees, and the allowance for loan losses.  Interest is computed based on the principal balances outstanding and is credited to income as earned.  Loan fees collected net of the costs of originating the loans are deferred and recognized as an adjustment of the yield over the contractual life of the related loan.

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Purchased loans with evidence of credit quality deterioration for which it is probable at purchase that all contractually required payments will not be collected are accounted for under AICPA Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired at Transfer.  SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  SOP 03-3 requires impaired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for loans acquired in a transfer, including loans acquired in a purchase business combination.  Under SOP 03-3, the excess of cash flows expected at purchase over the purchase price is recognized as interest income over the life of the loans.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life.  Decreases in expected cash flows are recognized as impairments.

Note 1 - Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes.  When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or

Note 1 - Summary of Significant Accounting Policies (Continued)

loss is reflected in operations.  Major additions or replacements are capitalized, while repairs and maintenance are charged to expense as incurred.

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred.  Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2008 and 2007, consists of the common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of their cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

Transfers of Financial Assets

Transfers of financial assets, including loans and loan participation sales, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Cash Value of Life Insurance

The Corporation invests in bank owned life insurance (“BOLI”) as a source of funding employee benefit expenses.  BOLI involves the purchase of life insurance by the Corporation on a chosen group of directors and executive officers.  The Corporation is the owner and beneficiary of the policies.  The life insurance investment is carried at the cash surrender value of the underlying policies.  These amounts are immediately available to the Corporation upon surrender of the

Note 1 - Summary of Significant Accounting Policies (Continued)

policies.  Income generated from the increase in the cash surrender value of the policies is included in other income on the income statement.

Foreclosed Assets

Real estate and other foreclosed assets acquired in settlement of loans are carried at fair value of the property at the date of acquisition.  Subsequent to acquisition, foreclosed assets are carried at the lower of cost or estimated fair value of the  property less selling costs.  Any write-down, at or prior to the dates the assets are foreclosed on, is charged to the allowance for loan losses.  Subsequent write-downs and expenses incurred in connection with holding such assets are reported in other expenses.  Any gains or losses resulting from the sale of foreclosed assets are recorded in other income.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired.  As a result of the adoption of Statement No. 142, Goodwill and Other Intangible Assets, business acquisition goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights.  The Corporation’s intangible assets consist of a core deposit intangible, which has a finite life and is amortized over its estimated useful life.  Intangible assets are also subject to impairment testing when an indication of impairment exists.

Federal Income Taxes

The provision for income taxes is based on income as reported in the financial statements.  Certain items of income and expense are recognized in different periods for financial reporting purposes than for federal income tax purposes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method.  Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between book and tax basis of the various balance sheet assets and liabilities given current recognition to changes in tax rates and laws.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for applicable income taxes.

On January 1, 2008, the Corporation adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions.  The adoption of FIN 48 did not have an impact on the Corporation’s financial statements.  The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits, if any, in the income tax expense in the consolidated statements of income.  The tax years subject to examination by the taxing authorities are the tax years ended December 2008, 2007, 2006 and 2005.

Note 1 - Summary of Significant Accounting Policies (Continued)

Advertising

Advertising costs are expensed as incurred and totaled $29,000 and $36,000 for the years ending December 31, 2008 and 2007, respectively.

Earnings and Dividends Per Share

Earnings per share are computed based upon the weighted average number of shares outstanding during each year.  Weighted average shares outstanding were 962,585 in 2008 and in 2007.  The Corporation has a simple capital structure in that they do not have any common stock equivalents.  Earnings and dividends per share have been adjusted to reflect the additional shares exchanged to First Perry shareholders upon the formation of the Corporation.

Off Balance Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit.  Such financial instruments are recorded in the financial statements when they become payable.

Segment Reporting

The Corporation operates in a single business segment consisting of traditional banking activities.

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income (loss), which represents a component of shareholders’ equity, represents the net unrealized gain (loss) on securities available for sale, net of taxes.

The components of other comprehensive income and related tax effects for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Unrealized holding gains on available for sale securities	$135	$212
Less reclassification adjustment for gains realized in net income	(40)	—

Net Unrealized Gains	95	212

Tax effect	32	72

Net of Tax Amount	$63	$140

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2008 presentation.  Such reclassifications had no impact on net income.

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards

FASB Statement No. 141(R) Business Combinations was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new pronouncement will impact the Corporation’s accounting for business combinations consummated after January 1, 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS 159  was effective for the Corporation on January 1, 2008.  The Corporation has not elected to measure any financial instruments at fair value under this standard.

In September 2006, the FASB’s Emerging Issues Task Force (EITF) issued EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”).  EITF 06-4 requires the recognition of a liability related to the postretirement benefits covered by an endorsement split-dollar life insurance arrangement.  The consensus highlights that the employer (who is also the policyholder) has a liability for the benefit it is providing to its employee.  As such, if the policyholder has agreed to maintain the insurance policy in force for the employee’s benefit during his or her retirement, then the liability recognized during the employee’s active service period should be based on the future cost of insurance to be incurred during the employee’s retirement.  Alternatively, if the policyholder has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS No. 106 or Accounting Principles Board (APB) Opinion No. 12, as appropriate.  For transition, an entity can choose to apply the guidance using either of the following approaches: (a) a change in accounting principle through retrospective application to all periods presented or (b) a change in accounting principle through a cumulative-effect adjustment to the balance in retained earnings at the beginning of the year of adoption.  The adoption of EITF 06-04 on January 1, 2008 had no an impact on the Corporation’s consolidated financial condition or results of operations.

In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20  (FSP EITF 99-20-1). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The

Note 1 - Summary of Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

Adoption of FSP EITF 99-20-1 had no impact on the Corporation’s consolidated financial condition or results of operations.

Note 2 — Business Combinations

Effective December 31, 2008, the Corporation completed its consolidation of First Perry and HNB in accordance with the Agreement and Plan of Consolidation dated June 18, 2008.  As part of the transaction, The First National Bank of Marysville, the wholly-owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated with and into Riverview National Bank, the wholly owned subsidiary of the Corporation.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings through the consolidation of operations.

In the consolidation, the Corporation issued 1,750,003 shares of common stock with a par value of $0.50 per share.  The shareholders of First Perry received 2.435 shares of the Corporation’s common stock for each share of First Perry common stock they owned on the effective date of the consolidation.  HNB shareholders received 2.520 shares of the Corporation’s common stock for each share of HNB common stock they owned on the effective date of the consolidation.  The shareholders of First Perry and HNB did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for the Corporation’s common stock in the consolidation.

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the effective date of the consolidation.  This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141, Business Combinations.  Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the effective date of the consolidation.

At December 31, 2008
(In thousands)

Assets:
Cash and cash equivalents	$2,870
Investment securities	13,124
Loans	67,579
Less: Allowance for loan losses	(496)
Net loans	67,083
Other assets	7,318
Total assets	90,395
Liabilities:
Noninterest-bearing deposits	$7,725
Interest-bearing deposits	65,981
Short-term borrowings	3,436
Long-term borrowings	2,533
Other liabilities	890
Total liabilities	80,565
Net assets acquired	$9,830

Note 2 — Business Combinations (Continued)

The excess of purchase price over the fair value of net assets acquired was recorded as goodwill.  Goodwill of $1,785,000 was recorded in connection with the consolidation.  The goodwill will not be amortized in accordance with SFAS No. 142 and is not deductible for tax purposes.

The following table provides the calculation of the goodwill (dollars in thousands, except per share data):

Purchase Price:
HNB common shares outstanding	312,500
Exchange ratio	2.52
Riverview common stock issued	787,478
Fair market value of Riverview common share	$14.37
Purchase price assigned to shares exchanged for stock		$11,316
Transaction costs		299
Total Purchase Price		11,615

Net Assets Acquired:
HNB shareholders’ equity	9,881

Increase (decrease) to reflect assets acquired at fair value:
Loans (sum of the years method amortized over 13 years)	(164)
Core deposit intangible (sum of the years method amortized over 8 years)	173
Bank premises, furniture, fixtures and equipment (39 year weighted average life)	71
Deferred tax asset	26

Decrease to reflect liabilities acquired at fair value:
Time deposits (level yield amortization method over 3 years)	(124)
Borrowings (level yield amortization method over 3 years)	(33)
Net assets acquired		9,830
Goodwill resulting from consolidation		$1,785

The fair value of certain assets and certain liabilities were based on quoted prices from reliable market sources.  When quoted market prices were not available, the estimated fair values were based upon the best information available, including obtaining prices for similar assets and liabilities, and the results of using other valuation techniques.  The prominent other valuation techniques used were the present value technique and appraisal/third party valuations.  When the present value technique was employed, the associated cash flow estimates incorporated assumptions that marketplace participants would use in estimating fair values.  In instances where reliable market information was not available, the Corporation assumed the historical book value of certain assets and liabilities represented a reasonable proxy of fair value.  The Corporation determined that there were no other categories of identifiable intangible assets arising from the HNB consolidation other than the core deposit intangible.

Note 2 — Business Combinations (Continued)

The following are the unaudited pro forma consolidated results of operations of the Corporation for the years ended December 31, 2008 and 2007 as though HNB had been consolidated on January 1, 2007:

	2008	2007
	(In thousands, except per share data)

Total interest income	$12,285	$11,148
Total interest expense	5,184	5,361
Net interest income	7,101	5,787

Provision for loan losses	955	220
Net interest income after provision for loan losses	6,146	5,567

Total noninterest income	1,333	745
Total noninterest expense	7,383	5,052
Income before taxes (benefit)	96	1,260
Income tax expense (benefit)	(201)	155
Net income	$297	$1,105

Basic earnings per share	$0.17	$0.63

The above 2008 pro forma amounts include HNB’s pre-tax one time gain from the sale of real estate for $456,000, and pre-tax expenses associated with the merger of $455,000.

Note 3 - Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2008 and 2007 approximated $581,000 and $614,000, respectively.  In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services.

Note 4 - Investment Securities Available for Sale

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at December 31, 2008 and 2007:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$7,236	$28	$—	$7,264
State and municipal	9,363	10	—	9,373
Mortgaged-backed securities	11,163	56	38	11,181
Corporate debt securities	302	—	—	302

	$28,064	$94	$38	$28,120

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$4,100	$—	$8	$4,092
State and municipal	4,413	67	—	4,480
Mortgaged-backed securities	11,817	2	101	11,718

	$20,330	$69	$109	$20,290

The amortized cost and fair value of debt securities available for sale at December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$386	$386
Due after one year through five years	7,604	7,617
Due after five years through ten years	5,195	5,220
Due after ten years	3,716	3,716

	16,901	16,939
Mortgage-backed securities	11,163	11,181

	$28,064	$28,120

Note 4 - Investment Securities Available for Sale (Continued)

Securities with an amortized cost of $16,702,000 and $15,642,000 and a fair value of $16,755,000 and $15,622,000 at December 31, 2008 and 2007, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2008 and 2007 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2008:
Available for Sale:
Mortgage-backed securities	$4,980	$37	$99	$1	$5,079	$38

December 31, 2007:
Available for Sale:
U.S. Government agencies	$—	$—	$2,992	$8	$2,992	$8
Mortgage-backed securities	3,812	19	7,347	82	11,159	101

	$3,812	$19	$10,339	$90	$14,151	$109

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis, but management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of securities.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2008, eight mortgage-backed securities have unrealized losses.  At December 31, 2007, four U.S. Government agencies and fifteen mortgage-backed securities had unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased and not to underlying credit issues.  As management has both the ability and intent to hold these securities until maturity, or market price recovery, no declines are deemed to be other-than-temporary.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, the Corporation sold 12 available for sale securities during 2008 totaling $2,731,000.  Gross realized gains amounted to $43,000, while gross realized losses amounted to $3,000, resulting in a $40,000 net gain on sale.

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31:

	2008	2007
	(In thousands)

Commercial, financial, and agricultural	$12,967	$8,845
Real estate secured:
Construction	18,173	9,059
Mortgage	94,322	47,324
Commercial	48,773	15,352
Consumer installment	4,210	3,558

	178,445	84,138
Deferred loan fees	(266)	(234)
Allowance for loan losses	(1,710)	(970)

	$176,469	$82,934

Included within the loan portfolio are loans on which the Corporation has discontinued the accrual of interest.  Such loans approximated $128,000 and $932,000 at December 31, 2008 and 2007, respectively.  If interest income had been recorded on all non-accrual loans outstanding during 2008 and 2007, interest income would have increased by $2,000 and $13,000, respectively.

Loans 90 days or more past due but still accruing interest at December 31, 2008 and 2007 approximated $152,000 and $210,000, respectively.

At December 31, 2008 and 2007, the total recorded investment in impaired loans was approximately $3,203,000 and $932,000, respectively, of which $668,000 and $6,000 required a valuation allowance, which approximated $225,000 and $6,000, respectively.  The average investment in impaired loans for 2008 and 2007 was approximately $1,395,000 and $1,046,000, respectively.  Interest income recognized on impaired loans was approximately $122,000 in 2008 and $34,000 in 2007.

The Corporation’s assessment of loans acquired in the acquisition of HNB as of December 31, 2008 identified loans totaling $3,010,000 for which a $475,000 purchase accounting adjustment was netted against the loan balance in accordance with the provisions of SOP 03-3.  As a result of the application of SOP 03-3, the Corporation recorded a purchase accounting adjustment of $475,000, which reduced loans and the allowance for loan losses.  Management does not expect to recover any of the $475,000.

The Corporation, in the ordinary course of business, has loan, deposit and other routine transactions with its executive officers, directors and entities in which they have principal ownership.  Loans are made to such related parties at substantially the same credit terms as other borrowers and do not represent more than the usual risk of collection.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

Activity for these related party loans was as follows for the year ended December 31, 2008 (in thousands):

Balance - January 1	$1,901
Advances	573
Loans of new directors	2,782
Payments	(459)

Balance - December 31	$4,797

An analysis of the changes in the allowance for loan losses is as follows for the years ended December 31:

	2008	2007
	(In thousands)

Balance – January 1	$970	$867
Provision charged to operations	380	120
Acquired from HNB acquisition	496	—
Recoveries on charged off loans	23	12
Loans charged off	(159)	(29)

Balance - December 31	$1,710	$970

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2008	2007
		(In thousands)

Land	—	$741	$386
Bank premises	7 - 50 years	4,459	3,186
Leasehold improvements	10 - 30 years	1,899	1,499
Furnishings and equipment	3 - 10 years	1,910	1,228

		9,009	6,299
Accumulated depreciation		(1,537)	(1,359)

		7,472	4,940
Construction in process		—	101

		$7,472	$5,041

Note 6 - Premises and Equipment (Continued)

Operating Leases

The Corporation entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located.  In 2005, the Corporation entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017.  In January 2007, the Corporation entered into an agreement to lease office space in Linglestown, Dauphin County, on which lease payments began in 2007 and extend for a three year period. As part of the consolidation, the Corporation assumed the lease of HNB’s branch in Elizabethville, Dauphin County, which began in 2008 and expires 2018.  The Corporation is responsible for taxes, utilities and other expenses related to the properties.  All of the lease agreements contain renewal options.  Total expense for operating leases in 2008 and 2007 was $77,000 and $61,000, respectively.

At December 31, 2008, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2009	$122
2010	86
2011	86
2012	89
2013	92
Thereafter	377

Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets were $1,958,000 at December 31, 2008 and $0 at December 31, 2007.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance, January 1, 2008	$—
Additions to goodwill from acquisition of HNB	1,785
Balance, December 31, 2008	$1,785

The gross carrying amount and accumulated amortization related to the core deposit intangible at December 31, 2008 and 2007 are presented below:

	December 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Core deposit intangible	$173	$—	$—	$—

Note 7 — Goodwill and Intangible Assets (Continued)

The amortization period of the core deposit intangible is based on the sum of the years method over an eight year period.  The Corporation estimates the amortization expense for the core deposit intangible as follows (in thousands):

Years ending December 31,
2009	$31
2010	28
2011	25
2012	22
2013	19
Thereafter	48
$173

Note 8 - Deposits

Scheduled contractual maturities of time deposits at December 31, 2008 are as follows (in thousands):

Years ending December 31,
2009	$56,851
2010	25,523
2011	6,734
2012	4,476
2013	7,257
Thereafter	232

$101,073

Time deposits of $100,000 or more at December 31, 2008 and 2007 approximated $31,056,000 and $15,589,000, respectively.

Interest expense on time deposits of $100,000 or more, approximated $624,000 and $703,000 in 2008 and 2007, respectively.

The Corporation accepts deposits of its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers.  The amount of these deposits totaled $2,365,000 and $1,003,000 at December 31, 2008 and 2007, respectively.

Note 9 - Pension and Other Benefit Plans

Defined Contribution Plan

The Corporation maintains a contributory 401(k) retirement plan for all eligible employees.  Currently, the Corporation’s policy is to match 50% of the employees’ voluntary contributions to the plan up to a maximum payment of 3% of the employees’ compensation.  Additionally, the Corporation may make discretionary contributions to the plan after considering current profits and business conditions.  The amount charged to expense in 2008 and 2007 totaled $105,000 and

Note 9 - Pension and Other Benefit Plans (Continued)

$89,000, respectively.  Of these amounts, discretionary contributions approximated $84,000 and $73,000, respectively.

Director Emeritus Plan

To promote orderly succession of the Corporation’s Board of Directors, the Corporation adopted the “Director Emeritus Agreement” in 2001.  The agreement provides for a defined annual benefit based on the Director’s final fee.  The benefit can be offered to a Director upon termination of service on or after 65 years of age and with ten or more continuous years of service.  Provisions of the agreement are contingent on the Director electing to become a Director Emeritus, being available to act in the capacity of consultant to the Board, continuing to act as a “Goodwill Ambassador” for the Corporation, and avoiding any competitive arrangements that are contrary to the best interests of the Corporation.  The agreement also contains other general limitations and death benefit provisions.  Expenses recorded under the terms of this agreement were $12,000 in 2008 and 2007, respectively.

Deferred Compensation Agreements

The Corporation maintains four Supplemental Executive Retirement Plan (SERP) agreements to provide specified benefits for key executives.  The agreements were specifically designed to encourage key executives to remain as employees of the Corporation.  The agreements are unfunded with benefits to be paid from the Corporation’s general assets.  After normal retirement, benefits are payable to the executive or his or her beneficiary in equal monthly installments for a period of 20 years.  There are provisions for death benefits should a participant die before his or her retirement date.  These benefits are also subject to change of control and other provisions

The Corporation also maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their directors’ fees until a future date.  The estimated present value of the future benefits is accrued over the effective dates of the agreement using an interest factor computed as a percent of the Corporation’s return on equity.  The agreements are unfunded, with benefits to be paid from the Corporation’s general assets.

The accrued benefit obligations of the two plans of $357,000 at December 31, 2008 and $238,000 at December 31, 2007 are included in other liabilities.  Expense related to these plans totaled $33,000 and $44,000 in the years ended December 31, 2008 and 2007, respectively.

Note 10 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2008		2007

Tax at statutory rates	$112	34%	$209	34%
Tax-exempt interest income	(101)	(31)	(111)	(18)
Life insurance income	(34)	(10)	(33)	(5)
Interest disallowance	10	3	14	2
Other	(29)	(9)	1	—

Federal Income Taxes (Benefit)	$(42)	(13)%	$80	13%

Note 10 — Taxes (Continued)

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes.  The current and deferred portions of applicable income taxes (benefit) for the years ended December 31 are as follows:

(In thousands)	2008	2007

Current tax	$105	$91
Deferred tax benefit	(147)	(11)

Applicable Federal Income Tax (Benefit)	$(42)	$80

The Corporation provides deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$665	$284
Loans	5	4
Unrealized loss on investment securities	—	13
Deferred directors’ fees	36	31
Deferred compensation	238	50
Purchase accounting adjustments	128	—
Alternative minimum tax	90	49
Other	5	—
	1,167	431

Deferred tax liabilities:
Accumulated depreciation	(362)	(180)
Unrealized gain on investment securities	(19)	—
	(381)	(180)

Net Deferred Tax Asset	$786	$251

The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Corporation has alternative minimum tax carryforwards that expire through the year 2028.

The Corporation recorded a $40,000 net gain from the sale of available for sale securities during 2008, which was taxed at 34%, or $14,000.

Pennsylvania Corporate Tax Credit

In 2007, the Bank completed the construction of its new main office in Marysville.  As part of this project, the Bank applied for a $250,000 tax credit under the Pennsylvania Enterprise Zone Tax Credit Program which authorizes tax credits to private companies that make qualified

Note 10 — Taxes (Continued)

investments in designated enterprise zones by rehabilitating, expanding or improving buildings within an enterprise zone.  The Corporation recorded a $216,000 credit in 2007, representing the amount of costs management initially estimated it was eligible to receive as a tax credit and included it in the Bank shares tax expense (credit) on the consolidated statement of income.  In July 2008, the Pennsylvania Department of Revenue made a final determination that the Bank was entitled to the full $250,000 credit, and an additional $34,000 was recognized in 2008.  The credit was used to offset the Bank’s 2008 Pennsylvania Bank Shares Tax liability, with the remainder available to offset the 2009 tax liability.

Note 11 - Borrowings

The Corporation has an unsecured line of credit agreement with Atlantic Central Bankers Bank in the amount of $6,250,000 at December 31, 2008 and $3,000,000 at December 31, 2007.  Interest accrues based on the daily Federal Funds rate.  There were no amounts outstanding on the line of credit at December 31, 2008 or 2007.

Repurchase agreements are treated as collateralized financing transactions and are carried on the consolidated balance sheets at the amount the securities will be subsequently sold or repurchased for, plus accrued interest.  The Corporation requires investment securities to be held as collateral for the repurchase agreements.  The securities underlying the agreements were under the Corporation’s control.

The Corporation has entered into agreements with the Federal Home Loan Bank (FHLB) which allow for borrowings up to a percentage of certain qualifying collateral assets.  At December 31, 2008, the Bank had a maximum borrowing capacity of approximately $51,312,000.  The borrowing capacity is collateralized by security agreements in certain residential real estate backed assets of the Corporation, including loans and investments.  Borrowings from the FHLB include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2008	2007
	(Dollars in thousands)

Repurchase agreements with customers	$527	$1,265
FHLB short-term borrowings	20,796	—

	$21,323	$1,265

Weighted average rate at end of year	0.54%	3.44%
Maximum amount outstanding at any end of month	$21,323	$3,591
Daily average amount outstanding	9,743	3,579
Approximate weighted average interest rate for year	1.56%	5.31%

Note 11 - Borrowings (Continued)

FHLB borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2008	2007
			(In thousands)

06/18/09	5.41%	Fixed rate	$5,000	$5,000
11/30/09	3.99	Fixed rate	—	7,000
04/09/18	2.90	Fixed rate until 04/09/11	5,033	—
01/26/26	4.88	Amortizing fixed rate	—	1,411

			$10,033	$13,411

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2008 (in thousands):

2009	$5,000
2018	5,033

$10,033

Note 12 - Financial Instruments with Off Balance Sheet Risk

The Bank is a party to financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit, typically residential mortgage loans and commercial loans and, to a lesser extent, standby letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on balance sheet instruments.  The Bank does not anticipate any material losses from those commitments.

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include investments, property, plant and equipment, and income-producing commercial properties.  On loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 85%.

Note 12 - Financial Instruments with Off Balance Sheet Risk (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions.  The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary.  The current amount of the liability as of December 31, 2008 for guarantees under standby letters of credit is not material.

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	2008	2007
	(In thousands)

Commitments to grant loans	$6,428	$2,778
Unfunded commitments of existing loans	10,334	11,384
Standby and performance letters of credit	1,063	1,442

	$17,825	$15,604

Note 13 - Concentrations of Credit Risk

Substantially all of the Corporation’s business activity, including loans and loan commitments, is with customers located within its trade area of the counties of Perry, Cumberland and Dauphin, Pennsylvania.  The concentration of credit by type of loan is set forth in the Loans note to the financial statements.

Note 14 - Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At December 31, 2008, $84,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Corporation and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Note 14 - Regulatory Matters and Shareholders’ Equity (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all the capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the regulators, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized, the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events since the most recent notification that management believes have changed the Bank’s category.

The Federal Reserve Board approved a final rule in 2006 that expands the definition of a small bank holding company (“BHC”) under the Board’s Small Bank Holding Company Policy Statement and the Board’s risk-based and leverage capital guidelines for bank holding companies.  Based on the ruling, the Corporation meets the eligibility criteria of a small BHC and is exempt from regulatory requirements administered by the federal banking agencies.

The Bank’s actual capital ratios,  at December 31, 2008 and 2007 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2008:
Total risk-based capital (to risk-weighted assets)	$23,442	14.3%	$ ≥13,146	≥8.0%	$ >16,433	>10.0%
Tier 1 capital (to risk-weighted assets)	21,655	13.2	≥6,573	≥4.0	≥9,860	≥6.0
Tier 1 capital (to average total assets)	21,655	9.5	>9,150	>4.0	≥11,437	≥5.0

As of December 31, 2007:
Total risk-based capital (to risk-weighted assets)	$13,498	17.3%	$ ≥6,243	≥8.0%	$ >7,804	>10.0%
Tier 1 capital (to risk-weighted assets)	12,530	16.1	≥3,122	≥4.0	≥4,682	≥ 6.0
Tier 1 capital (to average total assets)	12,530	10.4	>4,810	>4.0	≥6,012	≥5.0

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.   The Corporation adopted SFAS 157 effective for its fiscal year beginning January 1, 2008.

In December 2007, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.   As such, the Corporation only partially adopted the provisions of SFAS 157, and will begin to account and report for non-financial assets and liabilities in 2009.   In October 2008, the FASB issued FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market.  FSP 157-3 is effective immediately and applies to the Corporation’s December 31, 2008 consolidated financial statements. The adoption of SFAS 157 and FSP 157-3 had no impact on the amounts reported in the financial statements.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under SFAS 157 are as follows:

Level 1:                            Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2:                           Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

Level 3:                           Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

		(Level 1)	(Level 2)
		Quoted Prices in	Significant	(Level 3)
		Active Markets	Other	Significant
	December 31,	for Identical	Observable	Unobservable
Description	2008	Assets	Inputs	Inputs
	(In thousands)

Securities available for sale	$28,120	$—	$28,120	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at December 31, 2008 are as follows:

Description	December 31, 2008	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)

Impaired loans	$443	$—	$—	$443

As discussed above, the Corporation has delayed its disclosure requirements of non-financial assets and liabilities.  Certain foreclosed real estate is carried at fair value at the balance sheet date, for which the Corporation has not yet adopted the provisions of SFAS 157.

The following information should not be interpreted as an estimate of the fair value of the entire Corporation since a fair value calculation is only provided for a limited portion of the Corporation’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2008 and 2007.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Corporation generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Mortgage loans held for sale (carried at lower of cost or fair value):

The fair value of mortgages held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted prices exist, the fair value of the loan is determined using quoted market prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.   Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  The fair value consists of the loan balances of 668,000, net of a valuation allowance of $225,000.  Additional provisions for loan losses of $225,000 were recorded during the period.

Restricted investment in Bank stocks (carried at cost):

The carrying amount of restricted investment in Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Short-term borrowings (carried at cost):

The carrying amounts of short-term borrowings approximate their fair values.

Long-term borrowings (carried at cost):

Fair values of FHLB advances are estimated using discounted cash flow analysis, based on quoted prices for new FHLB advances with similar credit risk characteristics, terms and remaining maturity.  The prices were obtained from an active market and represent a fair value that is deemed to represent the transfer price if the liability were assumed by a third party.

Off-balance sheet financial instruments (disclosed at cost):

Fair values for the Corporation’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Corporation’s financial instruments were as follows at December 31, 2008 and 2007.

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$6,018	$6,018	$9,083	$9,083
Interest bearing time deposits	950	950	—	—
Investment securities	28,120	28,120	20,290	20,290
Mortgage loans held for sale	1,124	1,124	—	—
Loans, net	176,469	176,816	82,934	82,803
Accrued interest receivable	812	812	485	485
Restricted investments in bank stocks	2,075	2,075	949	949

Financial liabilities:
Deposits	174,353	175,173	94,472	94,550
Short-term borrowings	21,323	21,323	1,265	1,265
Long-term borrowings	10,033	10,137	13,411	13,318
Accrued interest payable	499	499	319	319

Off balance sheet financial instruments	—	—	—	—

Note 16 - Commitments and Contingencies

The Corporation is subject to numerous claims and lawsuits which arise primarily in the normal course of business.  At December 31, 2008, there were no such claims or lawsuits which, in the opinion of management, would have a material adverse effect on the financial position or results of operations of the Corporation.

Note 17 — Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2008	2007
	(In thousands)

Assets

Cash and cash equivalents	$579	$179
Investment in bank subsidiary	23,554	12,504
Real estate, net	72	72

	$24,205	$12,755

Liabilities and Shareholders’ Equity

Shareholders’ equity	$24,205	$12,755

Statements of Income

	Years Ended December 31,
	2008	2007
	(In thousands)

Income, dividends from bank subsidiary	$700	$300

Expenses	—	—

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	700	300

Undistributed (distributions in excess of) net income of subsidiary	(329)	235

Net Income	$371	$535

Note 17 — Riverview Financial Corporation (Parent Company Only) Financial Information (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2008	2007
	(In thousands)

Cash Flows from Operating Activities

Net income	$371	$535
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (distributions in excess of) net income of subsidiary	329	(235)

Net Cash Provided by Operating Activities	700	300

Cash Flows from Financing Activities

Dividends paid	(300)	(300)

Net Cash Used in Financing Activities	(300)	(300)

Net Increase in Cash and Cash Equivalents	400	—

Cash and Cash Equivalents - Beginning	179	179

Cash and Cash Equivalents - Ending	$579	$179

Note 18 — Subsequent Events

In January 2009, the Corporation approved a non-qualified stock incentive plan for the issuance of up to 170,000 stock options that will be granted to management and members of the Board of Directors.  The Corporation will account for these awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment, which requires that the fair values of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.

Subsequent to the approval of the plan, the Corporation awarded 155,000 options to management and members of the Board of Directors.  Each award has a fair value of $0.86, based on the following: fair value of stock on date of grant — $14.00; exercise price — $16.00; life — 8 years; volatility — 12.22%; dividend yield — 2.50%; discount rate — 2.07%.  The Corporation expects to recognize compensation expense over the vesting period, or 7 years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Riverview carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, Riverview’s disclosure controls and procedures are effective in timely alerting them to material information relating to Riverview (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no material changes in Riverview’s internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Riverview’s internal control over financial reporting.

Riverview Financial Corporation Management Report on Internal Controls Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Corporation’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

                Information as of March 1, 2009, concerning the thirteen nominees to the Board of Directors.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
William L. Hummel, 60	1998

Mr. Hummel is the former President and Chief Executive Officer of First Perry and Chief Executive Officer of The First National Bank of Marysville from 1997 until December 31, 2008. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998.

John M. Schrantz, 58	1998	Mr. Schrantz is President of H.E. Rohrer, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998.
Roland R. Alexander, 58	2001	Mr. Alexander is Medical Oncologist with East Shore Oncology, P.C., Harrisburg, PA. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2001.
Arthur M. Feld, 66	1997	Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1997.
James G. Ford, II, 61	2006	Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006.
Robert M. Garst, 50	2008

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that Mr. Garst was Executive Vice President of First Perry and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

R. Keith Hite, 61	2006

Mr. Hite is Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006.

Kirk D. Fox, 41	2007

Mr. Fox is President of Riverview Financial Corporation and Riverview National Bank. Mr. Fox had been Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank since August 2004 to December 31, 2008. Prior to that he was Vice President and Commercial Loan Officer for another bank, where he worked since 1988. He formerly served as director of HNB Bancorp, Inc. and Halifax National Bank since 2007.

David W. Hoover, 47	2006	Mr. Hoover is President of Hoover Financial Services, Inc., located in Halifax, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2006.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries
Joseph D. Kerwin, 44	2005	Mr. Kerwin is an attorney with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005.
James M. Lebo, 63	1996	Mr. Lebo is President of the Lebo Agency and is a licensed insurance agent. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 1996.
Paul R. Reigle, 79	1995

Mr. Reigle is a retired banker. Mr. Reigle was Chairman of the Board of HNB Bancorp, Inc. and Halifax National Bank since 1995. Mr. Reigle served as Cashier for Halifax National Bank from 1960 through 1990.

David A. Troutman, 52	2002	Mr. Troutman is President of A.W. Troutman, an automobile dealership in Millersburg, Pennsylvania. He formerly served as a director of Halifax National Bank since 2002.

(*)  Includes service as director of The First National Bank of Marysville and Halifax National Bank.

Executive Officers

The following table provides information, as of March 1, 2009, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries
Robert M. Garst	50

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that, Mr. Garst was Executive Vice President of First Perry and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	41

Mr. Fox is President of Riverview Financial Corporation and Riverview National Bank. Mr. Fox had been Executive Vice President of HNB and Executive Vice President and Chief Lending Officer of Halifax National Bank from August 2004 until December 31, 2008. Prior to that, he was Vice President and Commercial Loan Officer for another bank, where he worked since 1988. He has served as director of Halifax National Bank since 2007.

Theresa M. Wasko	56

Ms. Wasko is Chief Financial Officer of Riverview Financial Corporation and Riverview National Bank beginning January 20, 2009. Prior to that, Ms. Wasko served as Chief Financial Officer of Great Bear Bank (a bank in organization) from 2007 to 2009 and Chief Financial Officer of East Penn Bank from 1998 to 2007.

Robert B. Weidler	38

Mr. Weidler is the Controller of Riverview Financial Corporation and Riverview National Bank. Prior to that, Mr. Weidler was the Chief Financial Officer of First Perry and The First National Bank of Marysville since 2002. Prior to that, Mr. Weidler was Controller of First Perry and The First National Bank of Marysville.

Paul B. Zwally	44

Mr. Zwally is an Executive Vice President and the Chief Lending Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that, Mr. Zwally was a Senior Vice President and Chief Lending Officer of First Perry Bancorp, Inc. and The First National Bank of Marysville since March 2008. Prior to that, Mr. Zwally was a Vice President and commercial lending officer with PNC Banks and Community Banks since 1989.

The Board of Directors of Riverview Financial Corporation has a separate Audit Committee comprised of independent directors.  The members of the Audit Committee are R. Keith Hite, Chairman, Arthur M. Feld and Joseph D. Kerwin. There is no “audit committee financial expert” at this time.  However, Riverview is in the process of evaluating its committee members to determine if any qualify under the definition of “financial expert”.

Riverview has adopted a Code of Ethics that applies to directors, officers and employees of Riverview and the Riverview National Bank. The Code of Ethics is attached as Exhibit 14.1 to this Form 10-K filed.

There have been no material changes to the procedures by which security holders may recommend nominees to Riverview’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

The Corporation was formed on December 31, 2008, and, therefore, no directors received compensation from the Corporation during 2008.

However, prior to December 31, 2008, the directors received compensation from either First Perry Bancorp, Inc. or HNB Bancorp, Inc.  The table below sets forth the compensation received by the directors from those companies during 2008.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Roland R. Alexander	$13,450	$13,450
Arthur M. Feld	14,050	14,050
James G. Ford, II	13,000	13,000
R. Keith Hite	12,150	12,150
David W. Hoover	15,000	15,000
William L. Hummel	13,700	13,700
Joseph D. Kerwin	15,000	15,000
James M. Lebo	15,000	15,000
Paul R. Reigle	15,000	15,000
John M. Schrantz	13,900	13,900
David A. Troutman	15,000	15,000

Executive Compensation

Summary Compensation Table

The following table summarizes the total compensation for 2008 and 2007 for Robert M. Garst, Riverview Financial Corporation’s Chief Executive Officer, Kirk D. Fox, Riverview Financial Corporation’s President, and Robert B. Weidler, Riverview Financial Corporation’s Controller.  All compensation paid in 2008 and 2007 to each executive officer was paid by either First Perry Bancorp, Inc. or HNB Bancorp, Inc. prior to their consolidation into Riverview Financial Corporation on December 31, 2008.  These individuals are referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
Robert M. Garst,	2008	$132,600	$30,000	$73,444	(1)	$236,044
Chief Executive Officer	2007	128,750	30,000	18,143	(2)	176,893

Robert B. Weidler,	2008	97,000	—	37,098	(3)	134,098
Controller	2007	77,250	15,000	9,038	(4)	101,288

Kirk D. Fox,	2008	105,000	30,000	74,019	(5)	209,019
President	2007	90,000	10,000	10,497	(6)	110,497

(1) Includes an automobile stipend of $6,000; 401(k) match of $3,210; life insurance premiums of $468; profit sharing of $13,766; and a one-time award for $50,000 in recognition of Mr. Garst’s extraordinary service related to consolidation activity.

(2) Includes an automobile stipend of $6,000; 401(k) match of $2,021 for 2007; and profit sharing of $10,122.

(3) Includes a 401(k) match of $2,910; life insurance premiums of $468; profit sharing of $8,720; and a one-time award in 2008 for $25,000 in recognition of Mr. Weidler’s extraordinary service related to consolidation activity.

(4) Includes a 401(k) match of $2,317; and profit sharing of $6,721.

(5) Includes life insurance premiums of $259; 401(k) match of $3,150; profit sharing of $5,038; change of $5,012 in pension value of supplemental retirement plan; automobile reimbursements of $560; and a one-time award for $60,000 in recognition of Mr. Fox’s extraordinary service related to consolidation activity.

(6) Includes life insurance premiums of $268; 401(k) match of $2,708; profit sharing of $2,451; change of $4,475 in pension value of supplemental retirement plan; and automobile reimbursements of $595.

Mr. Garst was awarded a discretionary bonus of $30,000 for his services to First Perry and The First National Bank of Marysville for the year 2008 and 2007.  For the year 2008, Mr. Fox received a discretionary bonus of $30,000 as compared to $10,000 in 2007 for his services to HNB and Halifax National Bank.  Messrs. Garst and Fox are each parties to three-year term rolling employment agreements with Riverview Financial Corporation and Riverview National Bank, wherein on every anniversary date of the agreement, the agreement will be extended for another year unless notice of nonrenewal is given.  The agreements provide that the executives may participate in those employee benefit plans in which they are eligible.  It also provides that if the executives are terminated without cause or if after a change in control there is a reduction in salaries or benefits, or a change in their reporting responsibilities, duties or titles, they will receive three times their Annual Compensation as defined in the agreement in 24 monthly installments.  The executives will receive a continuation of all non-cash benefits for three years.  If the payments are determined to be parachute payments and the executives are subject to excise taxes, they will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

Mr. Fox is a party to a supplemental executive retirement plan, wherein he will receive $44,000 per year for 15 years beginning upon his termination of employment after age 65.  Upon his termination of employment, he shall become fully vested in the benefit.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS .

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities who owned of record or beneficially, on March 1, 2009, more than 5% of the outstanding Riverview Financial Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Arlene G. Deckard c/o The First National Bank of Marysville 101 Lincoln Street, PO Box B Marysville, PA 17053-1314	108,601	6.21%

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of December 31, 2008 the amount and percentage of Riverview Financial Corporation common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the Corporation as a group.

Beneficial ownership of shares of Riverview Financial Corporation common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•                  Voting power, which includes the power to vote or to direct the voting of the stock; or

•                  Investment power, which includes the power to dispose or direct the disposition of the stock; or

•                  The right to acquire beneficial ownership within 60 days after December 31, 2008.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the table below are owned directly by the reporting person.  The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.  The percentage of all Riverview Financial Corporation common stock owned by each director, nominee or executive officer is less than 1%.

Name of Individual or Identity of Group

Directors and Nominees	Amount and Nature of Beneficial Ownership	Percent of Class

Roland R. Alexander	17,045	0.97%
Arthur M. Feld	13,636	0.78%
James G. Ford, II	9,925	0.57%
Kirk D. Fox	660	0.04%
Robert M. Garst	1,217	0.07%
R. Keith Hite	14,731	0.84%
David W. Hoover	5,418	0.31%
William L. Hummel	11,444	0.65%
Joseph D. Kerwin	9,513	0.54%
James M. Lebo	3,225	0.18%
Paul R. Reigle	15,120	0.86%
John M. Schrantz	12,043	0.69%
David A. Troutman	13,230	0.76%

Executive Officers
Robert Weidler	121	0.00%

All directors and executive officers as a group (16 persons)	127,328	7.28%

ITEM 13 . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, the Board of Directors has thirteen members.  Under the Nasdaq Stock Market standards for independence, the following directors meet the standards for independence:  Messrs. Alexander, Feld, Ford, Hite, Hoover, Hummel, Kerwin, Lebo, Reigle, Schrantz and Troutman. This constitutes more than a majority of our Board of Directors.  Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

In determining the directors’ independence, the Board of Directors considered loan transactions between Riverview National Bank and the directors, their family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom they are associated.

The table below includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above and under the section entitled “Transactions with Directors and Executive Officers” below) in reaching its determination that the directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Alexander	Yes	None
Mr. Feld	Yes	Legal services — collection work
Mr. Ford	Yes	Insurance consulting
Mr. Hite	Yes	None
Mr. Hoover	Yes	Payroll processing services
Mr. Hummel	Yes	None
Mr. Kerwin	Yes	Legal services — contracts
Mr. Lebo	Yes	Insurance consulting
Mr. Reigle	Yes	None
Mr. Schrantz	Yes	None
Mr. Troutman	Yes	None

In each case, the Board determined that none of the transactions above impaired the independence of the director.

Some of Riverview Financial Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with, Riverview Financial Corporation’s subsidiary bank, Riverview National Bank or predecessor banks, The First National Bank of Marysville and Halifax National Bank, during 2008.  All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the bank, and did not involve more than a normal risk of collectability or present other unfavorable features.  Riverview Financial Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant.  The director in question is excused from the board meeting at the time the decision is made.

ITEM 14 . PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to the formation of Riverview Financial Corporation on December 31, 2008, Beard Miller Company LLP was the independent registered public accounting firm for First Perry Bancorp, Inc. and HNB Bancorp, Inc., individually.  Aggregate fees billed by Beard Miller Company LLP, the independent registered public accounting firm for Riverview, for services rendered to First Perry Bancorp, Inc. and HNB Bancorp, Inc., in the aggregate during the year ended December 31, 2008 were as follows:

2008
Audit fees(1)	$228,823
Audit-related fees(2)	6,238
Tax fees(3)	2,845
All other fees	—
Total	$237,906

(1)                                  Includes professional services rendered for the audit of Riverview’s 2008 consolidated financial statements, and First Perry Bancorp, Inc. and HNB Bancorp, Inc.’s 2007 and 2006 consolidated financial statements, review of the interim consolidated financial statements included in Forms 10-Q and procedures associated with the registration statement on Form S-4, including out-of-pocket expenses.

(2)                                  Includes certain review, analysis and consultations in regard certain accounting transactions.

(3)                                  Includes review, analysis and consultations in regard to 280G compliance..

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit related services, tax services and other services.  The Audit Committee pre-approval process is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.  In addition, the Audit Committee may also pre-approve particular services on a case by case basis.  For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial statements are incorporated by reference in Part II, Item 8 hereof.
		Report of Independent Registered Public Accounting Firm
		Consolidated Balance Sheets
		Consolidated Statements of Income
		Consolidated Statements of Changes in Shareholders’ Equity
		Consolidated Statements of Cash Flows
		Notes to Consolidated Financial Statements

	2.	The financial statement schedules, required by Regulation S-X, are omitted because the information is either not applicable or is included elsewhere in the consolidated financial statements.

	3.	The following Exhibits are filed as part of this filing on Form 10-K, or incorporated by reference hereto:

3(i)

The Registrant’s Articles of Incorporation.  (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Annex C included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst.

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox.

10.3	Employment Agreement of Theresa M. Wasko.

10.4	Executive Employment Agreement of Paul B. Zwally.

10.5	Employment Agreement of William L. Hummel.

10.6	Acknowledgement and Release Agreement of William L. Hummel

10.7	Form of Director Deferred Fee Agreements with Directors Roland R. Alexander, Robert M. Garst and Kirk D. Fox.

10.8	2009 Stock Option Plan.

14.1	Code of Ethics.

21	Subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	April 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst	April 9, 2009
Robert M. Garst Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Theresa M. Wasko	April 9, 2009
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Roland R. Alexander	April 9, 2009
Roland R. Alexander, Director

By:	/s/ Arthur M. Feld	April 9, 2009
Arthur M. Feld, Director

By:	/s/ James G. Ford, II	April 9, 2009
James G. Ford, II, Director

By:	/s/ Kirk D. Fox	April 9, 2009
Kirk D. Fox, President & Director

By:	/s/ R. Keith Hite	April 9, 2009
R. Keith Hite, Director

By:	/s/ David W. Hoover	April 9, 2009
David W. Hoover, Chairman of the Board
and Director

By:	/s/ Joseph D. Kerwin	April 9, 2009
Joseph D. Kerwin, Director

By:	/s/ James M. Lebo	April 9, 2009
James M. Lebo, Director

By:	/s/ Paul R. Reigle	April 9, 2009
Paul R. Reigle, Director

By:	/s/ John M. Schrantz	April 9, 2009
John M. Schrantz, Vice Chairman of the Board
and Director

By:	/s/ David A. Troutman	April 9, 2009
David A. Troutman, Director

EXHIBIT INDEX

3(i)

The Registrant’s Articles of Incorporation. (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Annex C included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

10.1	Amended and Restated Executive Employment Agreement of Robert M. Garst.

10.2	Amended and Restated Executive Employment Agreement of Kirk D. Fox.

10.3	Employment Agreement of Theresa M. Wasko.

10.4	Executive Employment Agreement of Paul B. Zwally.

10.5	Employment Agreement of William L. Hummel.

10.6	Acknowledgement and Release Agreement of William L. Hummel.

10.7	Form of Director Deferred Fee Agreements with Directors Roland R. Alexander, Robert M. Garst and Kirk D. Fox.

10.8	2009 Stock Option Plan.

14.1	Code of Ethics.

21	Subsidiaries of Registrant.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.

32.1	Chief Executive Officer’s §1350 Certification.

32.2	Chief Financial Officer’s §1350 Certification.