Form 10-Q
period 2009-03-31
Riverview Financial Corp
filed 2009-05-15
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

333-153486-99

Commission File Number

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	26-3853402
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

3rd and Market Streets, Halifax, PA 17032

(Address of principal executive offices)

Registrant’s telephone number: 717-896-3433

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   1,750,003 shares of Common Stock, par value $0.50 per share, outstanding as of May 5, 2009.

RIVERVIEW FINANCIAL CORPORATION

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
(In thousands, except share data)	2009	2008

Assets
Cash and due from banks	$8,395	$4,545
Federal funds sold	2,263	1,034
Interest bearing deposits	1,539	439
Cash and cash equivalents	12,197	6,018
Interest bearing time deposits with banks	6,950	950
Investment securities available for sale	25,223	28,120
Mortgage loans held for sale	1,040	1,124
Loans, net of allowance for loan losses of $1,710 - 2009 and 2008	177,469	176,469
Premises and equipment	7,401	7,472
Accrued interest receivable	857	812
Restricted investments in bank stocks	2,075	2,075
Cash value of life insurance	5,146	5,258
Foreclosed assets	144	144
Goodwill	1,785	1,785
Intangible assets	165	173
Other assets	1,355	1,511
Total Assets	$241,807	$231,911

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$23,525	$19,614
Demand, interest bearing	25,403	25,789
Savings and money market	29,266	27,877
Time	108,561	101,073
Total deposits	186,755	174,353
Short-term borrowings	18,337	21,323
Long-term borrowings	10,029	10,033
Accrued interest payable	509	499
Other liabilities	1,535	1,498
Total Liabilities	217,165	207,706

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares - 2009 and 2008	875	875
Surplus	11,239	11,239
Retained earnings	12,379	12,054
Accumulated other comprehensive income	149	37
Total Shareholders’ Equity	24,642	24,205
Total Liabilities and Shareholders’ Equity	$241,807	$231,911

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2009	2008
Interest and Dividend Income
Loans, including fees	$2,835	$1,448
Investment securities - taxable	167	139
Investment securities - tax exempt	92	48
Federal funds sold	2	24
Interest-bearing deposits	26	1
Dividends	3	18

Total Interest Income	3,125	1,678

Interest Expense
Deposits	1,070	619
Short-term borrowings	36	11
Long-term debt	100	156

Total Interest Expense	1,206	786

Net Interest Income	1,919	892

Provision for Loan Losses	—	30

Net Interest Income after Provision for Loan Losses	1,919	862

Noninterest Income
Service charges on deposit accounts	70	38
Other service charges and fees	97	70
Earnings on cash value of life insurance	82	25
Gain on sale of available for sale securities	—	1
Gain on sale of mortgage loans	111	—

Total Noninterest Income	360	134

Noninterest Expenses
Salaries and employee benefits	830	419
Occupancy expenses	171	108
Equipment expenses	100	49
Telecommunication and processing charges	71	37
Postage and office supplies	70	23
FDIC premium	80	3
Bank shares tax expense	66	35
Directors’ compensation	57	26
Professional services	42	28
Other expenses	135	84

Total Noninterest Expenses	1,622	812

Income before Income Taxes	657	184

Applicable Federal Income Taxes	157	28

Net Income	$500	$156

Earnings Per Share — Basic and Diluted	$0.29	$0.16

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2009 and 2008

(Unaudited)

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance — January 1, 2008	$481	$317	$11,983	$(26)	$12,755

Comprehensive income:
Net income	—	—	156	—	156
Other comprehensive income	—	—	—	107	107

Total Comprehensive Income					263

Cash dividends, $0.08 per share	—	—	(75)	—	(75)

Balance - March 31, 2008	$481	$317	$12,064	$81	$12,943

Balance — January 1, 2009	$875	$11,239	$12,054	$37	$24,205

Comprehensive income:
Net income	—	—	500	—	500
Other comprehensive income	—	—	—	112	112

Total Comprehensive Income					612

Cash dividends, $0.10 per share	—	—	(175)	—	(175)

Balance - March 31, 2009	$875	$11,239	$12,379	$149	$24,642

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income	$500	$156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	128	79
Provision for loan losses	—	30
Net amortization of premiums on securities available for sale	16	17
Net realized gain on sale of securities available for sale	—	(1)
Amortization of intangible assets	8	—
Proceeds from sale of mortgage loans	10,274	—
Net gain on sale of mortgage loans	(111)	—
Mortgage loans originated for sale	(10,079)	—
Earnings on cash value of life insurance	(57)	(25)
Decrease in accrued interest receivable and other assets	53	143
Increase (decrease) in accrued interest payable and other liabilities	47	(14)

Net Cash Provided by Operating Activities	779	385

Cash Flows from Investing Activities
Net purchases of interest bearing time deposits	(6,000)	—
Securities available for sale:
Proceeds from maturities, calls and principal repayments	3,051	3,538
Proceeds from sales	—	179
Net increase in restricted stock	—	(56)
Net increase in loans	(1,000)	(8,049)
Purchases of premises and equipment	(57)	(38)
Proceeds from life insurance	169	—

Net Cash Used in Investing Activities	(3,837)	(4,426)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	12,402	(6,653)
Net increase (decrease) in short-term borrowings	(2,986)	3,890
Payments on long-term borrowings	(4)	(12)
Dividends paid	(175)	(75)

Net Cash Provided by (Used in) Financing Activities	9,237	(2,850)

Net Increase (Decrease) in Cash and Cash Equivalents	6,179	(6,891)
Cash and Cash Equivalents - Beginning	6,018	9,083

Cash and Cash Equivalents - Ending	$12,197	$2,192

Supplementary Cash Flows Information
Interest paid	$1,196	$841
Income taxes paid	$15	—

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

On December 31, 2008, Riverview Financial Corporation (“Riverview”) was formed and effected the consolidation of First Perry Bancorp, Inc. (“First Perry”) and its wholly-owned subsidiary, The First National Bank of Marysville, and HNB Bancorp, Inc. (“HNB”) and its wholly owned subsidiary, Halifax National Bank.  Immediately thereafter, The First National Bank of Marysville and Halifax National Bank were consolidated with and into Riverview National Bank (the “Bank”), the wholly owned subsidiary of the Corporation.  The current branches of The First National Bank of Marysville and Halifax National Bank continue to operate under their current names as divisions of the Bank.

Riverview and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through four full service offices in Marysville, Duncannon and Enola, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania and three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania.  Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The primary reason for the combination was to pool resources to provide greater products, services and efficiencies to customers in the contiguous counties, and provide cost savings through the consolidation of operations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Riverview and its wholly-owned bank subsidiary.  Riverview was formed in 2008 and became operational upon its acquisition of First Perry, pursuant to an Agreement and Plan of Consolidation that was consummated on December 31, 2008.  The combined financial information reflects the impact of the consolidation of First Perry’s and HNB’s combined financial condition under the purchase method of accounting with First Perry treated as the acquirer from an accounting standpoint.  Under this method of accounting, Riverview was formed and treated as a recapitalization of First Perry, with First Perry’s assets and liabilities recorded at their historical values, and HNB’s at their fair values on the date the consolidation was completed.  The financial information relating to the periods prior to December 31, 2008 of First Perry, the acquirer, is reported under the name of Riverview Financial Corporation.

The consolidated financial statements include the accounts of the Riverview, and its wholly owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Operating results for the three-months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2009.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired by foreclosure or in satisfaction of loans.  The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Accounting Policies

The accounting policies of Riverview as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in Riverview’s Form 10-K.

Note 2 – Business Combinations

Effective December 31, 2008, Riverview completed its consolidation of First Perry and HNB in accordance with the Agreement and Plan of Consolidation dated June 18, 2008.  As part of the transaction, The First National Bank of Marysville, the wholly-owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated with and into Riverview National Bank, the wholly owned subsidiary of Riverview.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and provide cost savings through the consolidation of operations.

In the consolidation, Riverview issued 1,750,003 shares of common stock with a par value of $0.50 per share.  The shareholders of First Perry received 2.435 shares of the Corporation’s common stock for each share of First Perry common stock they owned on the effective date of the consolidation.  HNB shareholders received 2.520 shares of Riverview’s common stock for each share of HNB common stock they owned on the effective date of the consolidation.  The shareholders of First Perry and HNB did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for Riverview’s common stock in the consolidation.

The following are the unaudited pro forma consolidated results of operation of Riverview for the quarters ended March 31, 2009 and 2008 as though HNB had been consolidated on January 1, 2008:

	2009	2008
	(In thousands, except per share data)

Total interest income	$3,125	$2,902
Total interest expense	1,206	1,382
Net interest income	1,919	1,520

Provision for loan losses	—	55
Net interest income after provision for loan losses	1,919	1,465

Total noninterest income	360	667
Total noninterest expense	1,622	1,327
Income before taxes	657	805
Income tax expense	157	203
Net income	$500	$602

Basic earnings per share	$0.29	$0.34

Note 3 -Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive loss, which represents a component of shareholders’ equity, represents the net unrealized losses on securities available for sale, net of taxes.

The only comprehensive income (loss) item that Riverview presently has is unrealized gains (losses) on securities available for sale.  The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended
	March 31,
(In thousands)	2009	2008
Unrealized holding gains arising during the period	$170	$163
Reclassification of gains realized in net income	—	(1)
	170	162
Deferred income tax effect	(58)	(55)
Change in accumulated other comprehensive income	$112	$107

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(Dollars in thousands, except share data)	2009	2008
Net income applicable to common stock	$500	$156

Weighted-average common shares outstanding	1,750,003	962,585
Effect of dilutive securities, stock options	—	—
Weighted-average common shares outstanding
Used to calculate diluted earnings per share	1,750,003	962,585

Basic and diluted earnings per share	$0.29	$0.16

Note 5 - Stock Option Plan

In January 2009, Riverview approved a non-qualified stock incentive plan for the issuance of up to 170,000 stock options that will be granted to management and members of the Board of Directors.  Riverview will account for these awards in accordance with Statement of Financial Accounting Standards No. 123(R), Share Based Payment, which requires that the fair values of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.

Subsequent to the approval of the plan Riverview awarded options to management and members of the Board of Directors.  Each award has a fair value of $0.86, based on the following: fair value of stock on date of grant – $14.00; exercise price - $16.00; life – 8 years; volatility – 12.22%; dividend yield – 2.50%; discount rate – 2.07%.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  The compensation expense recognized in the first quarter of 2009 relating to the options was $6,000.  As of March 31, 2009, the remaining unrecognized compensation expense is $127,000.

Note 6 – Guarantees

In the ordinary course of business, the Bank is party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.  Such financial instruments are recorded in the financial statements when they become payable.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,053,000 in financial and performance letters of credit as of March 31, 2009.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2009 for guarantees under letters of credit is not material.

Note 7 - Fair Value Accounting

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for the Corporation as of January 1, 2008.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of this FSP did not have a material impact on Riverview’s consolidated financial statements upon adoption on January 1, 2009.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Riverview used the following methods and significant assumptions to estimate fair value.

Securities:  The fair value of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

Assets measured on a recurring basis as of March 31, 2009 and December 31, 2008 are summarized as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2009:
Securities available for sale	$25,223	$—	$25,223	$—

December 31, 2008:
Securities available for sale	$28,120	$—	$28,120	$—

Note 8 – New Accounting Pronouncements

FASB Statement No. 141(R), Business Combinations, was issued in December of 2007.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new pronouncement will impact Riverview’s accounting for business combinations consummated after January 1, 2009.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4)”.  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with SFAS 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  Riverview has not early adopted this guidance and does not expect the effect of this new pronouncement to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2)”.   FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Riverview has not early adopted this guidance and does not expect the effect of this new pronouncement to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  Riverview has not early adopted this guidance and does not expect the effect of this new pronouncement to have a material impact on its consolidated financial statements.

ITEM 2.                                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited financial statements for Riverview and its wholly-owned bank subsidiary.  Riverview’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as Riverview’s December 31, 2008 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

Forward-Looking Statements

Except for historical information, this report may be deemed to contain “forward-looking” statements regarding Riverview. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in Riverview’s market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,”  or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact Riverview’s operations, (v) funding costs and (vi) other external developments which could materially affect Riverview’s business and operations.

Critical Accounting Policies

Riverview’s consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or are subject to variations which may significantly affect the Corporation’s reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas can have a material impact on future financial condition and results of operations.

Riverview has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, valuation of securities, goodwill and other intangible asset impairment and accounting for income taxes.

Riverview performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects the estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and business real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage, consumer credit card and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.  The Notes to the Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Declines in the fair value of securities held to maturity and available for sale securities below their costs that are deemed to be other than temporarily impaired are reflected in earnings as realized losses.  In estimating other-than temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Riverview to retain its investment in the issuer for a period of time sufficient to allow for any recovery in fair value.  No securities were deemed to be other-than temporarily impaired as of March 31, 2009.

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  Goodwill is tested for impairment and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Overview

Net income for the three months ended March 31, 2009 was $500,000 (or $0.29 per share), an increase of $344,000 over net income of $156,000 (or $0.16 per share) for the three months ended March 31, 2008.   The increase is primarily due to the fact that 2009 net income reflects the consolidated earnings of The First National Bank of Marysville and Halifax National Bank (the “consolidation”), which are divisions of Riverview National Bank, as compared with the 2008 net income, which only represents the earnings of The First National Bank of Marysville.  Further impacting the increase in net income was the growth in assets and Riverview’s management of its net interest margin during a period in which short-term interest rates declined 200 basis points.  The annualized return on average assets was 0.82% for the three months ended March 31, 2009 as compared with 0.53% for the comparable period in 2008.  Annualized return on average equity was 8.37% for the first three months of 2009 as compared with 5.00% for the same period in 2008.

In comparing Riverview’s assets of $241,807,000 as of March 31, 2009 with assets of $120,079,000 as of March 31, 2008, the increase of $121,728,000 was primarily attributable to the consolidation.  During the first three months of 2009, Riverview’s assets increased 4.27% as compared with a (2.12%) decline in assets during the first three months of 2008.  The increase in assets since the 2008 year end is attributable to the increase in cash and cash equivalents and interest bearing time deposits with banks.  The source of funds used to support the increase in assets was from the growth in deposits, which increased $12,402,000, or 7.11% from year end.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the first quarters of 2009 and 2008.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$17,970	$167	3.77%	$14,852	$139	3.80%
Tax-exempt	9,177	139	6.16%	4,273	73	6.93%
Total securities	27,147	306	4.58%	19,125	212	4.50%
Other interest earning assets	10,414	31	1.21%	3,273	43	5.33%
Loans:
Consumer	4,195	82	7.93%	3,847	75	7.91%
Commercial	12,206	191	6.35%	9,280	170	7.43%
Real estate	163,614	2,583	6.40%	74,006	1,223	6.70%
Total loans	180,015	2,856	6.43%	87,133	1,468	6.83%
Total earning assets	217,576	3,193	5.95%	109,531	1,723	6.38%

Non-interest earning assets	28,507			9,965

Total assets	$246,083			$119,496

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$25,111	70	1.13%	$18,251	80	1.78%
Savings	28,170	75	1.08%	15,036	39	1.05%
Time deposits	106,602	925	3.52%	49,509	500	4.10%
Total deposits	159,883	1,070	2.71%	82,796	619	3.03%
Borrowings:
Short-term borrowings	23,183	36	0.63%	1,874	11	2.38%
Long-term debt	10,032	100	4.04%	13,389	156	4.73%
Total borrowings	33,215	136	1.66%	15,263	167	4.44%
Total interest bearing liabilities	193,098	1,206	2.53%	98,059	786	3.25%

Demand deposits	19,556			8,109
Other liabilities	9,224			679
Shareholders’ equity	24,205			12,649

Total liabilities and shareholders’ equity	$246,083			$119,496

Net interest income		$1,987			$937
Net interest spread			3.42%			3.13%
Net interest margin			3.70%			3.47%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended March 31, 2009, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,470,000, or 85.3%, to $3,193,000 from $1,723,000 for the three months ended March 31, 2008.  This increase was due to the growth in the volume of average interest earning assets to $217,576,000 for the first quarter of 2009 as compared to $109,531,000 for the first quarter of 2008, which offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.95% for the first quarter of 2009 as compared with 6.38% for the first quarter of 2008.

Total interest expense decreased to $1,206,000, or $420,000, or 53.4%, for the three months ended March 31, 2009 from $786,000 for the three months ended March 31, 2008.  This decrease is attributable to the cost of funds, which decreased to 2.53% at the end of the first quarter of 2009 from 3.25% for the same period in 2008.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.  While average deposits increased, Riverview took advantage of lower interest rates by securing more cost effective funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $1,050,000, or 112.1%, to $1,987,000 for the three months ended March 31, 2009 from $937,000 for the three months ended March 31, 2008.  Riverview’s net interest spread increased to 3.42% at March 31, 2009 from 3.13% at March 31, 2008, while its net interest margin increased to 3.70% at March 31, 2009 from 3.47% at March 31, 2008.

Provision for Loan Losses

No provision to the allowance for loan losses was made during the three months ended March 31, 2009, as compared with $30,000 for the three months ended March 31, 2008.  Management’s decision to not record a provision during the first quarter of 2009 was based upon no significant change in asset quality, either on a specific basis or on the portfolio taken as a whole.

Management performs assessments of the allowance for loan losses in relation to loan portfolio growth, credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors.  Based upon these issues, management believes that as of March 31, 2009, the allowance is reasonable and sufficient to support potential loan losses.

Non-Interest Income

The following table sets forth non-interest income for the first quarters of 2009 and 2008.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended March 31,
	Increase/(Decrease)
	2009	Amount	%	2008
Service charges on deposit accounts	$70	$32	84.2%	$38
Other service charges and fees	97	27	38.6%	70
Earnings on cash value of life insurance	82	57	228.0%	25
Gain on sale of available for sale securities	—	(1)	—	1
Gain from the sale of mortgage loans	111	111	—	—
	$360	$226	168.7%	$134

Non-interest income continues to be a considerable source of income for Riverview, representing 15.8% of total revenues (comprised of net interest income and non-interest income) for the first quarter of 2009 as compared with 13.1% for the first quarter of 2008.  While the increases in service charges and other income for 2009 are generally attributable to the consolidation, the Bank generated $111,000 in income generated from the sale of mortgage loans service released under the Federal Home Loan Bank Mortgage Partnership Finance program (“MPF”).  There were no such gains in the first quarter of 2008 since the Bank entered into the MPF agreement towards the latter part of 2008.  Also contributing to the increase in the 2009 earnings was the receipt of $26,000 in additional income from the death benefit of a former director which was recorded as income from the cash value of life insurance.

Non-Interest Expense

The following table presents the components of non-interest expense for the first quarters of 2009 and 2008.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended March 31,
	Increase/(Decrease)
	2009	Amount	%	2008
Salaries and employee benefits	$830	$411	98.1%	$419
Occupancy expense	171	63	58.3%	108
Equipment expense	100	51	104.1%	49
Telecommunications and processing charges	71	34	91.9%	37
Postage and office supplies	70	47	204.4%	23
FDIC premium	80	77	2566.7%	3
Bank shares tax expense	66	31	88.6%	35
Directors’ compensation	57	31	119.2%	26
Professional services	42	14	50.0%	28
Other expenses	135	51	60.7%	84
	$1,622	$810	99.8%	$812

The $810,000, or 99.8% increase in non-interest expenses is primarily attributable to the consolidation, increased professional fees related to the consolidation and costs associated with the merger of systems and processes to expedite the union of The First National Bank of Marysville and Halifax National Bank.  With regard to the FDIC premium, the increase in the 2009 expense was due to the fact that the expense in 2008 was reduced by a portion of a one-time credit granted by the FDIC.  Going forward, Riverview expects its FDIC premium expense to increase as a result of deposit growth as well as the one-time assessment that is expected to be payable in the third quarter of 2009.

Provision for Federal Income Taxes

For the first quarter of 2009, the provision made for federal income taxes was $157,000 versus $28,000 for the first quarter of 2008.  Respectively, these provisions reflect effective tax rates of approximately 23.9% and 15.2%.  The effective tax rate has increased, consistent with higher levels of taxable income and lower levels of tax-free income.  Tax-exempt income declined due to Riverview’s decision to sell state and municipal bonds available for sale in its investment portfolio during the latter part of 2008 as well as bond calls initiated by certain municipalities.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of March 31, 2009 and December 31, 2008.

Investment Securities

(In thousands)

	March 31,	December 31,
	2009	2008
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$7,203	$7,264
State and municipal	8,502	9,373
Mortgage-backed securities	9,148	11,181
Corporate debt securities	370	302
Total	$25,223	$28,120

Since the end of the year, state and municipal securities have declined as a result of investment calls initiated by the municipalities who issued the bonds.  In addition, cash flow from mortgage backed securities increased during the first quarter of 2009 as a result of prepayments of mortgages backing the securities.  The cash flow generated from the portfolio was reinvested in short-term time deposits with banks, which produce less of a yield than many investment products but are shorter in duration and are FDIC insured.

No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and the Corporation’s ability to hold the security until maturity or until the fair value recovers.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of March 31, 2009.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and generally is the highest yielding asset category.  Total loans, net of unearned income increased $1,000,000, or 0.56%, to $179,179,000 at March 31, 2009 from $178,179,000 at December 31, 2008.  This marginal increase is due to the increase in the sale of mortgage loans sold service released to the FHLB in accordance with their MPF program.  This strategy has allowed management to more effectively manage long-term interest rate risk.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of March 31, 2009 and December 31, 2008:

Non-Performing Assets

(Dollars in thousands)

	March 31,	December 31,
	2009	2008
Accruing loans past due 90 days	$—	$152
Non-accrual loans	313	128
Total non-performing loans	313	280

Foreclosed real estate	144	144
Total non-performing assets	$457	$424

Non-performing loans to total loans	0.18%	0.16%
Non-performing assets to total assets	0.19%	0.18%
Allowance to non-performing loans	546.33%	610.71%

Riverview is vigilant in its efforts to minimize credit risk and the non-performing asset ratios presented in the above table reflect a positive trend relating to the quality of the loan portfolio.  Management continues to address and manage risk appropriate to the increasing level and volume of loans in Riverview’s loan portfolio through the implementation of a more structured loan collection process.  The ratios as presented above indicate that the quality of the portfolio continues to be strong and is attributable to management’s ongoing scrutiny of the loan portfolio and its collections efforts.

Riverview had $144,000 in foreclosed real estate acquired through foreclosure as of March 31, 2009 and December 31, 2008.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities of have similar economic characteristics, exceed 10% of loans outstanding in any one category.  At March 31, 2009, loans to lessors of residential buildings and dwellings amounted to $26,390,000 as compared with $18,068,000 at December 31, 2008.  Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management does not believe that this concentration is an adverse trend to Riverview at this time.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated within the loan portfolio, no provision was made to the allowance for the first quarter of 2009.  For the three months ended March 31, 2009, Riverview had no loan charge-offs or recoveries as compared with $11,000 in net charge-offs at March 31, 2008.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	March 31,
	2009	2008
Beginning balance	$1,710	$970
Provision for loan losses	—	30

Charge-offs:
Commercial, financial, agricultural	—	—
Real estate mortgage	—	11
Installments	—	—
Total charge-offs	—	11

Recoveries	—	—

Net charge-offs	—	11

Ending balance	$1,710	$989

Net charge-offs to average loans (annualized)	0.00%	0.05%
Allowance for loan losses to total loans	0.95%	1.06%

Management continues to be attentive to potential deterioration in credit quality due to economic pressures, the result of worsening economic conditions and the softness in real estate prices in the market served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at March 31, 2009 were $186,755,000, an increase of $12,402,000, or 7.1%, from total deposits of $174,353,000 at December 31, 2008.  While growth was seen in almost all of the deposit categories, non-interest bearing deposits experienced the highest growth of 19.9% at March 31, 2009 since the 2008 year end.

Shareholders’ Equity and Capital Adequacy

At March 31, 2009, shareholders’ equity for Riverview totaled $24,642,000, an increase of $437,000, or 1.8%, over December 31, 2008.  The increase was due to net income of $500,000, less dividends paid of $175,000, and an increase in the unrealized gains on available for sale securities, net of tax, adjustment to equity of $112,000.

Banks are evaluated for capital adequacy through regulatory review of capital ratios.  Shown are the Bank’s capital ratios as determined and reported to its regulator.  Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets.  Total capital consists of tier 1 capital and the allowance for loan losses.  The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.

Capital Ratios (of Bank)

	March 31, 2009	December 31, 2008	Regulatory Minimum	“Well Capitalized” Requirement

Tier 1 capital (to average assets)	9.0%	9.5%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.4%	13.2%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	14.5%	14.3%	8.0%	10.0%

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from Riverview’s regulatory agencies.  In abidance with such requirements, On March 18, 2009, the Board of Directors authorized and declared the payment of a quarterly regular cash dividend for 2009 in the amount of $0.08 per share and a special dividend of $0.02 per share, for a total dividend payment of $0.10 per share.  The dividend was payable on April 15, 2009 to all shareholders of record as of April 1, 2009.  The payment of this dividend reduced retained earnings by $175,000.

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At March 31, 2009, Riverview had unfunded outstanding commitments to extend credit of $13,434,000 and outstanding letters of credit of $1,503,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2008 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

                Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $12,197,000 at March 31, 2009 as compared to $6,018,000 at December 31, 2008.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s  portfolios, longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At March 31, 2009, unpledged available for sale securities with a carrying value of $12,735,000 were readily available for liquidity purposes, as compared with $11,362,000 at December 31, 2008.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $154,277,000 at March 31, 2009 as compared to $143,279,000 at December 31, 2008.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of March 31, 2009, Riverview has access to two formal borrowing lines totaling $60,651,000 with the aggregate amount outstanding on these lines totaling $27,290,000.

                There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at March 31, 2009 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in Riverview’s inability to meet anticipated or unexpected

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates.  The exact impact of inflation on Riverview is difficult to measure.  Inflation may cause operating expenses to change at a rate not matched by the change in earnings.  Inflation may affect the borrowing needs and desires of consumer and commercial customers, in turn affecting the growth of the Riverview’s assets.  Inflation may also affect the level of interest rates in the general market, which in turn can affect Riverview’s profitability and the market value of assets held.  Riverview actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T.	CONTROLS AND PROCEDURES

As a newly public company, Riverview does not need to assess its internal controls over financial reporting until the first year after it has filed its initial annual report on Form 10-K with the Commission.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

In the opinion of Riverview, after review with legal counsel, there are no proceedings pending to which Riverview is a party or to which its property is subject, which, if determined adversely to Riverview, would be material in relation to Riverview’s consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of Riverview. In addition, no material proceedings are pending or are known to be threatened or contemplated against the Riverview by governmental authorities.

Item 1A.	Risk Factors

No material changes from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.	Defaults upon Senior Securities

Nothing to report.

Item 4.	Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5.	Other Information

Nothing to report.

Item 6.	Exhibits

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

10.1

Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2

Amended and Restated Executive Employment Agreement of Kirk D. Fox. (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3

Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4

Executive Employment Agreement of Paul B. Zwally. (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5

Employment Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6

Acknowledgement and Release Agreement of William L. Hummel. (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7

Form of Director Deferred Fee Agreements with Directors Roland R. Alexander, Robert M. Garst and Kirk D. Fox. (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8

2009 Stock Option Plan. (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.9	Release Agreement of Thomas N. Wasson. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on April 30, 2009.)

10.10	Consulting Agreement of Thomas N. Wasson. (Incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on April 30, 2009.)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2009

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	May 14, 2009

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

10.1                           Amended and Restated Executive Employment Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.2                           Amended and Restated Executive Employment Agreement of Kirk D. Fox.  (Incorporated by reference to Exhibit 10.2 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.3                           Employment Agreement of Theresa M. Wasko. (Incorporated by reference to Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.4                           Executive Employment Agreement of Paul B. Zwally.  (Incorporated by reference to Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.5                           Employment Agreement of William L. Hummel.  (Incorporated by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.6                           Acknowledgement and Release Agreement of William L. Hummel.  (Incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.7                           Form of Director Deferred Fee Agreements with Directors Roland R. Alexander, Robert M. Garst and Kirk D. Fox.  (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.8                           2009 Stock Option Plan.  (Incorporated by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

10.9                           Release Agreement of Thomas N. Wasson.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on April 30, 2009.)

10.10                     Consulting Agreement of Thomas N. Wasson.  (Incorporated by reference to Exhibit 99.2 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on April 30, 2009.)

31.1         Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2         Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1         Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2         Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).