Form 10-Q
period 2009-06-30
Riverview Financial Corp
filed 2009-08-13
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,750,003 shares of Common Stock, par value $0.50 per share, outstanding as of August 12, 2009.

RIVERVIEW FINANCIAL CORPORATION

PART I.               FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except share data)	2009	2008

Assets
Cash and due from banks	$3,552	$4,545
Federal funds sold	4,365	1,034
Interest bearing deposits	8,043	439
Cash and cash equivalents	15,960	6,018
Interest bearing time deposits with banks	6,980	950
Investment securities available for sale	23,884	28,120
Mortgage loans held for sale	982	1,124
Loans, net of allowance for loan losses of $1,986 - 2009; $1,710 - 2008	169,056	176,469
Premises and equipment	7,461	7,472
Accrued interest receivable	727	812
Restricted investments in bank stocks	2,410	2,075
Cash value of life insurance	5,199	5,258
Foreclosed assets	144	144
Goodwill	1,796	1,785
Intangible assets	157	173
Other assets	1,192	1,511
Total Assets	$235,948	$231,911

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$21,137	$19,614
Demand, interest bearing	36,183	25,789
Savings and money market	29,159	27,877
Time	111,893	101,073
Total deposits	198,372	174,353
Short-term borrowings	447	21,323
Long-term borrowings	10,704	10,033
Accrued interest payable	503	499
Other liabilities	1,345	1,498
Total Liabilities	211,371	207,706

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares - 2009 and 2008	875	875
Surplus	11,251	11,239
Retained earnings	12,508	12,054
Accumulated other comprehensive income (loss)	(57)	37
Total Shareholders’ Equity	24,577	24,205
Total Liabilities and Shareholders’ Equity	$235,948	$231,911

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$2,769	$1,540	$5,604	$2,988
Investment securities - taxable	118	149	285	288
Investment securities - tax exempt	94	33	186	81
Federal funds sold	2	1	4	25
Interest-bearing deposits	38	—	64	1
Dividends	4	8	7	26

Total Interest Income	3,025	1,731	6,150	3,409

Interest Expense
Deposits	1,133	552	2,203	1,171
Short-term borrowings	11	73	47	84
Long-term debt	97	139	197	295

Total Interest Expense	1,241	764	2,447	1,550

Net Interest Income	1,784	967	3,703	1,859

Provision for Loan Losses	275	30	275	60

Net Interest Income after Provision for Loan Losses	1,509	937	3,428	1,799

Noninterest Income
Service charges on deposit accounts	73	38	143	76
Other service charges and fees	80	55	177	125
Earnings on cash value of life insurance	54	32	136	64
Gain on sale of available for sale securities	188	41	188	42
Gain on sale of mortgage loans	142	—	253	—

Total Noninterest Income	537	166	897	307

Noninterest Expenses
Salaries and employee benefits	698	478	1,528	897
Occupancy expenses	174	110	345	218
Equipment expenses	106	52	206	101
Telecommunication and processing charges	101	79	172	116
Postage and office supplies	56	23	126	46
FDIC premiums	178	2	258	5
Bank shares tax expense	65	34	131	69
Directors’ compensation	53	26	110	52
Professional services	61	22	103	50
Other expenses	181	63	316	154

Total Noninterest Expenses	1,673	889	3,295	1,708

Income before Income Taxes	373	214	1,030	398

Applicable Federal Income Taxes	67	44	224	72

Net Income	$306	$170	$806	$326

Earnings Per Share — Basic and Diluted	$0.17	$0.18	$0.46	$0.34

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2009 and 2008

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance — January 1, 2008	$481	$317	$11,983	$(26)	$12,755

Comprehensive income:
Net income	—	—	326	—	326
Other comprehensive loss	—	—	—	(39)	(39)

Total Comprehensive Income					287

Cash dividends, $0.16 per share	—	—	(150)	—	(150)

Balance — June 30, 2008	$481	$317	$12,159	$(65)	$12,892

Balance — January 1, 2009	$875	$11,239	$12,054	$37	$24,205

Comprehensive income:
Net income	—	—	806	—	806
Other comprehensive loss	—	—	—	(94)	(94)

Total Comprehensive Income					712

Compensation cost of option grants	—	12	—	—	12

Cash dividends, $0.20 per share	—	—	(352)	—	(352)

Balance — June 30, 2009	$875	$11,251	$12,508	$(57)	$24,577

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income	$806	$326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	279	160
Provision for loan losses	275	60
Compensation cost of stock option grants	12	—
Net amortization of premiums on securities available for sale	44	31
Net realized gain on sale of securities available for sale	(188)	(42)
Amortization of intangible assets	16	—
Proceeds from sale of mortgage loans	21,924	—
Net gain on sale of mortgage loans	(253)	—
Mortgage loans originated for sale	(21,529)	—
Earnings on cash value of life insurance, net	(110)	(50)
Decrease in accrued interest receivable and other assets	452	280
Increase (decrease) in accrued interest payable and other liabilities	(149)	78

Net Cash Provided by Operating Activities	1,579	843

Cash Flows from Investing Activities
Net purchases of interest bearing time deposits with banks	(6,030)	—
Securities available for sale:
Purchases	(5,168)	(6,001)
Proceeds from maturities, calls and principal repayments	9,152	7,021
Proceeds from sales	254	1,915
Net increase in restricted investments in bank stock	(335)	(404)
Net (increase) decrease in loans	7,138	(14,912)
Purchases of premises and equipment	(268)	(178)
Capitalized business combination transaction costs	(11)	—
Proceeds from life insurance	169	—

Net Cash Provided by (Used in) Investing Activities	4,901	(12,559)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	24,019	(5,546)
Net increase (decrease) in short-term borrowings	(20,876)	8,887
Proceeds from long-term borrowings	5,678	2,500
Payments on long-term borrowings	(5,007)	(25)
Dividends paid	(352)	(150)

Net Cash Provided by Financing Activities	3,462	5,666

Net Increase (Decrease) in Cash and Cash Equivalents	9,942	(6,050)
Cash and Cash Equivalents - Beginning	6,018	9,083

Cash and Cash Equivalents - Ending	$15,960	$3,033

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Supplemental Disclosures of Cash Flows Information
Interest paid	$2,443	$1,591
Income taxes paid	$135	8

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	—	$170

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

Operating results for the six-months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2009.

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

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require Riverview to recognize additional losses based on their judgments about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

Accounting Policies

The accounting policies of Riverview as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in Riverview’s Form 10-K.

Reclassifications

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.  Such reclassification had no effect on net income.

Subsequent Events

Effective April 1, 2009, Riverview adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (SFAS 165).  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred between July 1, 2009 and August 13, 2009, the date the financial statements were issued.

Note 2 — Business Combinations

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

The following are the unaudited combined results of operations of Riverview for the three and six months ended June 30, 2009 and compared with the three and six months ended June 30, 2008 as though HNB had been consolidated on January 1, 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share data)	2009	2008	2009	2008

Total interest income	$3,025	$2,976	$6,150	$5,878
Total interest expense	1,241	1,339	2,447	2,721
Net interest income	1,784	1,637	3,703	3,157

Provision for loan losses	275	55	275	110
Net interest income after provision for loan losses	1,509	1,582	3,428	3,047

Total noninterest income	537	252	897	919
Total noninterest expense	1,673	1,427	3,295	2,754
Income before taxes	373	407	1,030	1,212
Income tax expense	67	77	224	280
Net income	$306	$330	$806	$932

Basic and diluted earnings per share	$0.17	$0.19	$0.46	$0.53

Included in the 2008 combined net income presented in the table above for the six months ended June 30, 2008 is a pre-tax one time gain from the sale of real estate for $456,000 recorded by HNB.

Note 3 - Comprehensive Income

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

The only comprehensive income (loss) item that Riverview presently has is unrealized gains (losses) on securities available for sale.  The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2009	2008	2009	2008
Unrealized holding gains (losses) arising during the period	$(124)	$(181)	$46	$(18)
Reclassification of gains realized in net income	(188)	(41)	(188)	(42)
	(312)	(222)	(142)	(60)
Deferred income tax effect	106	76	48	21
Change in accumulated other comprehensive income (loss)	$(206)	$(146)	$(94)	$(39)

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2009	2008	2009	2008
Net income applicable to common stock	$306	$170	$806	$326

Weighted-average common shares outstanding	1,750,003	962,585	1,750,003	962,585
Effect of dilutive securities, stock options	—	—	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,750,003	962,585	1,750,003	962,585

Basic and diluted earnings per share	$0.17	$0.18	$0.46	$0.34

Note 5 - Investment Securities Available for Sale

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP No. 115-2 and FAS 124-2).   FSP No. FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP No. FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.

The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at June 30, 2009:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies	$3,575	$16	$12	$3,579
State and municipal	12,060	58	261	11,857
Mortgaged-backed securities	8,088	136	26	8,198
Corporate debt securities	247	3	—	250
	$23,970	$213	$299	$23,884

Securities with an amortized cost of $6,275,000 and a fair value of $6,247,000 June 30, 2009 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2009:
Available for Sale:
U.S. Government agencies	$789	$12	$—	$—	$789	$12
State and municipal	7,617	261	—	—	7,617	261
Mortgage-backed securities	1,457	26	—	—	1,457	26
	$9,863	$299	$—	$—	$9,863	$299

December 31, 2008:
Available for Sale:
U.S. Government agencies	$4,980	$37	$99	$1	$5,079	$38

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

At June 30, 2009, 21 securities have unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management has both the ability and intent to hold these securities until maturity, or market price recovery, no declines are deemed to be other-than-temporary.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold two available for sale securities during 2009 totaling $254,000.  Gross realized gains amounted to $188,000 and there were no gross realized losses, resulting in an $188,000 net gain on sale.

Note 6 - Stock Option Plan

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

Subsequent to the approval of the plan Riverview awarded 155,000 options to management and members of the Board of Directors.  Each award has a fair value of $0.86, based on the following: fair value of stock on date of grant — $14.00; exercise price - $16.00; life — 8 years; volatility — 12.22%; dividend yield — 2.50%; discount rate — 2.07%.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  During the second quarter of 2009, 7,000 options were forfeited and reduced the outstanding option grants to 148,000 options.  Compensation expense relating to the options that was recognized during the second quarter of 2009 was $6,000 and $12,000 for the six months ended June 30, 2009.  The remaining unrecognized compensation expense as of June 30, 2009 was $120,000.

Note 7 — Guarantees

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank, generally, holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,142,000 in financial and performance letters of credit as of June 30, 2009.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2009 for guarantees under letters of credit is not material.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of Riverview’s financial instruments.  However, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Riverview could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurement (SFAS 157).  This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for Riverview as of January 1, 2008.  In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157.  This FSP delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of this FSP did not have a material effect on Riverview’s consolidated financial statements upon adoption on January 1, 2009.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an active market and how an entity would determine fair value in an inactive market.  FSP 157-3 was effective immediately and applied to Riverview’s December 31, 2008 and later consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4).  FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for Riverview for interim and annual reporting periods ending June 30, 2009 and after.  Riverview does not expect the effect of this new pronouncement to have a material impact on its consolidated financial statements.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2009:
Securities available for sale	$23,884	$—	$23,884	$—

December 31, 2008:
Securities available for sale	$28,120	$—	$28,120	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2009 and December 31, 2008 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2009:
Impaired loans	$2,568	$—	$—	$2,568

December 31, 2008:
Impaired loans	$443	$—	$—	$443

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

This FSP is effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of FSP FAS 107-1 did not have a material impact on Riverview’s consolidated financial statements.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at June 30, 2009.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  Riverview generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (“SFAS 114”), in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Restricted investment in Bank stocks (carried at cost):

The carrying amount of restricted investment in Bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued interest receivable and payable (carried at cost):

The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit liabilities (carried at cost):

The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts).  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of the Riverview’s financial instruments were as follows:

	June 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$15,960	$15,960	$6,018	$6,018
Interest bearing time deposits	6,980	6,980	950	950
Investment securities	23,884	23,884	28,120	28,120
Mortgage loans held for sale	982	984	1,124	1,124
Loans, net	169,056	169,806	176,469	176,816
Accrued interest receivable	727	727	812	812
Restricted investments in bank stocks	2,410	2,410	2,075	2,075

Financial liabilities:
Deposits	198,372	200,168	174,353	175,173
Short-term borrowings	447	447	21,323	21,323
Long-term borrowings	10,704	10,654	10,033	10,137
Accrued interest payable	503	503	499	499

Off balance sheet financial instruments	—	—	—	—

Note 9 — New Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009.  Riverview has not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.   SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Riverview does not expect the adoption of this standard to have an impact on its financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited financial statements for Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”).  Riverview’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as Riverview’s December 31, 2008 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact Riverview’s operations, (v) funding costs, (vi) volatilities in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect on loan customers to repay loans,  and (ix) other external developments which could materially affect Riverview’s business and operations.

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

Riverview records its available for sale securities at fair value.  Fair value of these securities is determined based on methodologies in accordance with SFAS 157, and as clarified with several FSP’s.  Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves.  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available for sale securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether we have the intent to sell our securities prior to recovery and/or maturity and (ii) whether it is more likely than not that we will have to sell our securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on Riverview’s results of operations and financial condition.

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

Overview

Net income for the six months ended June 30, 2009 was $806,000 (or $0.46 per share), an increase of $480,000 over net income of $326,000 (or $0.34 per share) for the six months ended June 30, 2008.   The increase is primarily due to the fact that 2009 net income reflects the consolidated earnings of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank (the “consolidation”), which were consolidated on December 31, 2008 to form Riverview Financial Corporation, as compared with the 2008 net income, which only represents the earnings of First Perry Bancorp, Inc., the holding company of The First National Bank of Marysville.  Further impacting the increase in net income was the growth of assets as a result of the consolidation, and Riverview’s management of its net interest margin during a period in which short-term interest rates declined 200 basis points.  The annualized return on average assets was 0.68% for the six months ended June 30, 2009 as compared with 0.53% for the comparable period in 2008.  Annualized return on average equity was 6.72% for the first six months of 2009 as compared with 5.13% for the same period in 2008.  The increase in both ratios is attributable to the increase in net income.

In comparing Riverview’s assets of $235,948,000 as of June 30, 2009 with assets of $128,711,000 as of June 30, 2008, the increase of $107,237,000 was primarily attributable to the consolidation.  During the first six months of 2009, Riverview’s assets increased 1.74% since the 2008 year end, and was attributable to the increase in cash and cash equivalents and interest bearing time deposits with banks.  The source of funds used to support the increase in assets was from the growth in deposits, which increased $24,019,000, or 13.78% from year end.  In addition, the proceeds of the deposit growth were used to pay off short-term borrowings, which were reduced by $20,896,000 from the 2008 year end.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended June 30, 2009 and 2008.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$13,223	$118	3.58%	$15,670	$149	3.81%
Tax-exempt	9,269	143	6.19%	2,964	50	6.77%
Total securities	22,492	261	4.65%	18,634	199	4.28%
Other interest earning assets	19,004	44	0.93%	1,723	9	2.10%
Loans:
Consumer	4,089	78	7.65%	3,636	68	7.50%
Commercial	12,945	197	6.10%	10,209	171	6.72%
Real estate	158,429	2,515	6.37%	81,454	1,320	6.50%
Total loans	175,463	2,790	6.38%	95,299	1,559	6.56%

Total earning assets	216,959	3,095	5.72%	115,656	1,767	6.13%

Non-interest earning assets	21,643			9,721

Total assets	$238,602			$125,377

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$31,499	99	1.26%	$16,551	47	1.14%
Savings	29,160	81	1.11%	15,105	35	0.93%
Time deposits	112,588	953	3.40%	49,291	470	3.82%
Total deposits	173,247	1,133	2.62%	80,947	552	2.74%
Borrowings:
Short-term borrowings	7,612	11	0.58%	6,906	73	4.24%
Long-term debt	10,126	97	3.84%	15,674	139	3.56%
Total borrowings	17,738	108	2.44%	22,580	212	3.77%

Total interest bearing liabilities	190,985	1,241	2.61%	103,527	764	2.96%

Demand deposits	21,364			8,515
Other liabilities	1,759			580
Shareholders’ equity	24,494			12,755

Total liabilities and shareholders’ equity	$238,602			$125,377

Net interest income		$1,854			$1,003
Net interest spread			3.11%			3.17%
Net interest margin			3.43%			3.48%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2009, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,328,000, or 75.2%, to $3,095,000 from $1,767,000 for the three months ended June 30, 2008.  This increase was due to the growth in the volume of average interest earning assets to $216,959,000 for the second quarter of 2009 as compared to $115,656,000 for the second quarter of 2008, as a result of the consolidation.  This increase was offset by a decline in the yields (calculated on a fully tax-equivalent basis) to 5.72% for the second quarter of 2009 as compared with 6.13% for the second quarter of 2008.

Total interest expense increased $477,000, or 62.4% to $1,241,000 for the three months ended June 30, 2009 from $764,000 for the three months ended June 30, 2008.  This was attributable to an increase of $87,458,000 in average interest bearing liabilities as a result of the consolidation.  However, cost of funds decreased to 2.61% for the second quarter of 2009 from 2.96% for the same period in 2008.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $851,000, or 84.8%, to $1,854,000 for the three months ended June 30, 2009 from $1,003,000 for the three months ended June 30, 2008.  However, Riverview’s net interest spread decreased to 3.12% for the three months ended June 30, 2009 from 3.17% for the three months ended June 30, 2008, while its net interest margin decreased to 3.43% for the three months ended June 30, 2009 from 3.48% for the three months ended June 30, 2008.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the six months ended June 30, 2009 and 2008.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$15,587	$285	3.69%	$15,248	$288	3.78%
Tax-exempt	9,226	282	6.16%	3,617	123	6.79%
Total securities	24,813	567	4.61%	18,865	411	4.35%
Other interest earning assets	14,769	75	1.02%	2,438	52	4.27%
Loans:
Consumer	4,142	160	7.79%	3,741	145	7.75%
Commercial	12,577	388	6.22%	9,754	343	7.03%
Real estate	161,007	5,098	6.39%	77,749	2,541	6.54%
Total loans	177,726	5,646	6.41%	91,244	3,029	6.64%

Total earning assets	217,308	6,288	5.84%	112,547	3,492	6.20%

Non-interest earning assets	21,853			9,904

Total assets	$239,161			$122,451

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$28,315	169	1.20%	$17,377	127	1.46%
Savings	28,888	156	1.09%	15,069	74	0.98%
Time deposits	109,404	1,878	3.46%	49,409	970	3.93%

Total deposits	166,607	2,203	2.67%	81,855	1,171	2.86%
Borrowings:
Short-term borrowings	15,435	47	0.61%	4,400	84	3.82%
Long-term debt	10,079	197	3.94%	14,540	295	4.06%
Total borrowings	25,514	244	1.93%	18,940	379	4.00%

Total interest bearing liabilities	192,121	2,447	2.57%	100,795	1,550	3.08%

Demand deposits	20,465			8,294
Other liabilities	2,224			660
Shareholders’ equity	24,351			12,702

Total liabilities and shareholders’ equity	$239,161			$122,451

Net interest income		$3,841			$1,942
Net interest spread			3.27%			3.12%
Net interest margin			3.56%			3.45%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2009, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $2,796,000 or 80.1%, to $6,288,000 from $3,492,000 for the six months ended June 30, 2008.  This increase was due to the consolidation which contributed to the growth in the volume of average interest earning assets to $217,308,000 for the first six months of 2009 as compared to $112,547,000 for the first six months of 2008.  The increased volume offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.84% for the first six months of 2009 as compared with 6.20% for the first six months of 2008.

Total interest expense increased $897,000, or 57.9% to $2,447,000 for the six months ended June 30, 2009 from $1,550,000 for the six months ended June 30, 2008.  Cost of funds decreased to 2.57% at the end of the second quarter of 2009 from 3.08% for the same period in 2008.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.  While average interest bearing liabilities increased, Riverview took advantage of declining interest rates and secured more cost effective funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $1,899,000, or 97.8%, to $3,841,000 for the six months ended June 30, 2009 from $1,942,000 for the six months ended June 30, 2008.  Riverview’s net interest spread increased to 3.27% at June 30, 2009 from 3.12% at June 30, 2008, while its net interest margin increased to 3.56% at June 30, 2009 from 3.45% at June 30, 2008.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  In determining the level of the allowance for loan losses, management considers past and current loss experience, evaluations of real estate collateral, current economic conditions, volume and type of lending, adverse situations that may affect a borrower’s ability to repay the loan and the levels of non-performing and other classified loans. The amount of the allowance is based on estimates, and the ultimate losses may vary from such estimates as more information becomes available or subsequent events change.

The provision for the second quarter and the six months ended June 30, 2009 was $275,000 as compared with $30,000 for the second quarter of 2008 and $60,000 for the six months ended June 30, 2008.  A provision was not deemed necessary by management in the first quarter of 2009 because of the overall credit quality and other strong qualitative factors of the loan portfolio.  A provision was made in the second quarter of 2009 due to a specific allocation for a criticized loan, with the balance of the provision allocated to homogeneous pools of performing loans.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Based upon these issues, management believes that as of June 30, 2009, the allowance is reasonable and sufficient to support potential loan losses.

Non-Interest Income

The following table sets forth non-interest income for the three months ended June 30, 2009 and 2008.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended June 30,
	Increase/(Decrease)
	2009	Amount	%	2008
Service charges on deposit accounts	$73	$35	92.1%	$38
Other service charges and fees	80	25	45.5%	55
Earnings on cash value of life insurance	54	22	68.8%	32
Gain on sale of available for sale securities	188	147	358.5%	41
Gain from the sale of mortgage loans	142	142	—	—
	$537	$371	223.5%	$166

The increases in service charges on deposits, other service charges and fees and earnings on the cash value of life insurance for the second quarter of 2009 are primarily attributable to the consolidation.  During the second quarter of 2009 the Bank sold securities available for sale resulting in a gain of $188,000 as compared with a $41,000 gain from the sale of securities during the second quarter of 2008.  Further contributing to the increase in non-interest income was $142,000 in income generated from the sale of mortgage loans service released under the Federal Home Loan Bank Mortgage Partnership Finance program (“MPF”).  There were no such gains in the second quarter of 2008 since the Bank entered into the MPF agreement towards the latter part of 2008.

The following table sets forth non-interest income for the six months ended June 30, 2009 and 2008.

Non-Interest Income

(Dollars in thousands)

	Six Months Ended June 30,
	Increase/(Decrease)
	2009	Amount	%	2008
Service charges on deposit accounts	$143	$67	88.2%	$76
Other service charges and fees	177	52	41.6%	125
Earnings on cash value of life insurance	136	72	112.5%	64
Gain on sale of available for sale securities	188	146	347.6%	42
Gain from the sale of mortgage loans	253	253	—	—
	$897	$590	192.2%	$307

Non-interest income continues to be a considerable source of income for Riverview, representing 19.5% of total revenues (comprised of net interest income and non-interest income) for the first six months of 2009 as compared with 14.2% for the first six months of 2008.  While the increases in service charges and other income for 2009 are generally attributable to the consolidation, the Bank generated $253,000 in income generated from the sale of mortgage loans service released under the Federal Home Loan Bank Mortgage Partnership Finance program (“MPF”).  There were no such gains in the first six months of 2008 since the Bank entered into the MPF agreement towards the latter part of 2008.  In 2009, the Bank realized a gain of $188,000 from the sale of available for sale securities, which was $146,000 higher than the $42,000 gain on sale recorded in 2008.  Also contributing to the increase in the 2009 earnings was earnings on the cash value of life insurance which not only increased as a result of the consolidation but also increased as a result of a gain of $26,000 from the proceeds of bank owned life insurance paid as a result of the death of a former director.

Non-Interest Expense

The following table presents the components of non-interest expense for the second quarters of 2009 and 2008.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended June 30,
	Increase/(Decrease)
	2009	Amount	%	2008
Salaries and employee benefits	$698	$220	46.0%	$478
Occupancy expense	174	64	58.2%	110
Equipment expense	106	54	103.8%	52
Telecommunications and processing charges	101	22	27.8%	79
Postage and office supplies	56	33	143.5%	23
FDIC premium	178	176	8800.0%	2
Bank shares tax expense	65	31	91.2%	34
Directors’ compensation	53	27	103.8%	26
Professional services	61	39	177.3%	22
Other expenses	181	118	187.3%	63
	$1,673	$784	88.2%	$889

The $784,000, or 88.2% increase in non-interest expenses is primarily attributable to the consolidation, with the exception of the FDIC premium expense.  This expense increased due to the fact that in the second quarter of 2009 the Bank expensed $110,000 for a special FDIC assessment and $68,000 for the regular FDIC assessment both due to be paid in the third quarter of 2009.  This compares to a $2,000 expense for the second quarter of 2008, which was reduced at the time as a result of a one-time credit granted by the FDIC and lower FDIC premiums.

During the second quarter or 2009 the Bank updated its standard costs for originating loans for all loan types in its loan portfolio for loans originated during the first six months of 2009.  FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating of Acquiring Loans and Initial Direct Costs of Leases establishes the accounting treatment for fees and initial direct costs associated with the origination of a loan, where direct loan costs may be deferred and capitalized.  These costs will be expensed over the life of the related loan as a reduction of the loan yield.  Direct loan costs capitalized in the second quarter of 2009 increased $146,000 over 2008 as a result of the updated cost structure and strong loan originations.  In recording the deferral of these direct loan costs, it had the immediate impact of reducing salary expense by $146,000 for the second quarter of 2009.

The following table presents the components of non-interest expense for the first six months of 2009 and 2008.

Non-Interest Expense

(Dollars in thousands)

	Six Months Ended June 30,
	Increase/(Decrease)
	2009	Amount	%	2008
Salaries and employee benefits	$1,528	$631	70.3%	$897
Occupancy expense	345	127	58.3%	218
Equipment expense	206	105	104.0%	101
Telecommunications and processing charges	172	56	48.3%	116
Postage and office supplies	126	80	173.9%	46
FDIC premium	258	253	5060.0%	5
Bank shares tax expense	131	62	89.9%	69
Directors’ compensation	110	58	111.5%	52
Professional services	103	53	106.0%	50
Other expenses	316	162	105.2%	154
	$3,295	$1,587	92.9%	$1,708

The increase of $1,587,000 or 92.9% in non-interest expenses is primarily attributable to the consolidation, increased professional fees related to the consolidation and costs associated with the merger of systems and processes to expedite the union of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank.  With regard to the FDIC premium, the 2009 expense is higher because of the expense incurred to record a special FDIC assessment that is payable in the third quarter of 2009 as well as a higher expense associated with the “regular” FDIC assessment as compared with the 2008 assessment, at which time the Bank received a one-time credit as previously discussed.

Provision for Federal Income Taxes

Income tax expense was $67,000 for the second quarter of 2009, an increase of $23,000, or 52.3%, compared to $44,000 for the second quarter of 2008.  The increase in the tax expense is attributable to an increased level of net income in 2009.

For the six months ended June 30, 2009, the tax provision was $224,000 compared to $72,000 for the six months ended June 30, 2008.  Respectively, these provisions reflect effective tax rates of approximately 21.7% for 2009 and 18.1% for 2008.  The effective tax rate increased, consistent with higher levels of taxable income and lower levels of tax-free income.  Tax-exempt income declined due to Riverview’s decision to sell state and municipal bonds available for sale in its investment portfolio during the latter part of 2008 as well as bond calls initiated by certain municipalities.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of June 30, 2009 and December 31, 2008.

Investment Securities

(In thousands)

	June 30,	December 31,
	2009	2008
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$3,579	$7,264
State and municipal	11,857	9,373
Mortgage-backed securities	8,198	11,181
Corporate debt securities	250	302
Total	$23,884	$28,120

Since the end of the year, U.S. Government agencies declined as a result of investment maturities and calls.  In addition, the balance of mortgage-backed securities declined from increased cash flow during the first six months of 2009 as a result of prepayments of mortgages backing the securities.  A portion of the cash flow generated from the investment portfolio was reinvested in state and municipal securities, which produce tax-exempt income, while another portion was reinvested in short-term time deposits with banks, which provide a lower yield than many investment products but are shorter in duration and are FDIC insured.

No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of June 30, 2009.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and generally is the highest yielding asset category.  Total loans, net of unearned income decreased $7,137,000, or 4.0%, to $171,042,000 at June 30, 2009 from $178,179,000 at December 31, 2008.  The decline in loans is attributable to an increase in the sale of loan participations.  In addition, less mortgage loans have been recorded in the portfolio during 2009 since the Bank has been selling a greater number of mortgage loans service released to the FHLB in accordance with its MPF program.  This strategy has allowed management to more effectively manage long-term interest rate risk and credit risk inherent in the portfolio.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2009 and December 31, 2008:

Non-Performing Assets

(Dollars in thousands)

	June 30,	December 31,
	2009	2008
Accruing loans past due 90 days	$—	$152
Non-accrual loans	1,868	128
Total non-performing loans	1,868	280

Foreclosed real estate	144	144
Total non-performing assets	$2,012	$424

Non-performing loans to total loans	1.10%	0.16%
Non-performing assets to total assets	0.85%	0.18%
Allowance to non-performing loans	106.32%	610.71%

The non-performing asset ratios presented in the above table reflects some deterioration in the credit quality of the portfolio.  Through the first six months of 2009, the Bank experienced an increase in non-performing loans due to an increase of $1,740,000 in non-accrual loans, which totaled $1,868,000 at June 30, 2009 as compared to $128,000 at December 31, 2008.  This increase is largely attributable to one particular borrower, whose business was negatively affected by the downturn in the economy.  Although the Bank has seen an increase in non-performing loans, it continues to be vigilant in its efforts to minimize credit risk and potential losses.  Management continues to address and manage risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through the implementation of a more structured loan collection process.

Riverview had $144,000 in foreclosed real estate acquired through foreclosure as of June 30, 2009 and December 31, 2008.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities of have similar economic characteristics, exceed 10% of loans outstanding in any one category.  At June 30, 2009, loans to lessors of residential buildings and dwellings amounted to $30,994,000 as compared with $18,068,000 at December 31, 2008.  Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management does not believe that this concentration is an adverse trend to Riverview at this time.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated within the loan portfolio, a provision of $275,000 was made to the allowance during the second quarter of 2009.  For the six months ended June 30, 2009, Riverview had no loan charge-offs or recoveries as compared with $33,000 in net charge-offs at June 30, 2008.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	June 30,
	2009	2008
Beginning balance	$1,711	$970
Provision for loan losses	275	60

Charge-offs:
Real estate mortgages	—	52
Total charge-offs	—	52

Recoveries
Real estate mortgages	—	19
Total recoveries	—	19

Net charge-offs	—	33

Ending balance	$1,986	$997

Net charge-offs to average loans (annualized)	0.00%	0.07%
Allowance for loan losses to total loans	1.16%	1.01%

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

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at June 30, 2009 were $198,372,000, an increase of $24,019,000, or 13.8%, from total deposits of $174,353,000 at December 31, 2008.  While growth was seen in almost all of the deposit categories, interest bearing demand deposits experienced the highest growth of 40.3% at June 30, 2009 since the 2008 year end.  The increase is attributable to customer demand for the Bank’s Hometown Checking demand deposit product.

Shareholders’ Equity and Capital Adequacy

At June 30, 2009, shareholders’ equity for Riverview totaled $24,577,000, an increase of $372,000, or 1.5%, over December 31, 2008.  The increase was due to net income of $806,000, less the payment dividends of $352,000, an increase of $12,000 to surplus to reflect the compensation cost associated with option grants and an increase in the net unrealized losses on securities available for sale, which net of tax, affected equity by ($94,000).

Banks are evaluated for capital adequacy through regulatory review of capital ratios.  The table below presents the Bank’s capital ratios as determined and reported to its regulator.  Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets.  Total capital consists of tier 1 capital and the allowance for loan losses.  The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.

Capital Ratios (of Bank)

	June 30, 2009	December 31, 2008	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	9.5%	9.5%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	14.1%	13.2%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.4%	14.3%	8.0%	10.0%

Banking laws and regulations limit the amount of cash dividends that may be paid without prior approval from Riverview’s regulatory agencies.  In abidance with such requirements, on March 18, 2009, the Board of Directors authorized and declared the payment of a quarterly regular cash dividend for the first quarter of 2009 in the amount of $0.08 per share and a special dividend of $0.02 per share, for a total dividend payment of $0.10 per share.  The dividend was payable on April 15, 2009 to all shareholders of record as of April 1, 2009.  Then on June 17, 2009, the Board of Directors authorized and declared a cash dividend for the second quarter of 2009 for $0.10 per share (of which $0.08 per share represented the regular dividend and $0.02 per share represented a special dividend) payable July 13, 2009 to all shareholders of record as of June 29, 2009.  The payment of these dividends reduced retained earnings by $352,000.

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At June 30, 2009, Riverview had unfunded outstanding commitments to extend credit of $17,896,000 and outstanding letters of credit of $1,142,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2008 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $15,960,000 at June 30, 2009 as compared to $6,018,000 at December 31, 2008.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At June 30, 2009, unpledged available for sale securities with a carrying value of $17,695,000 were readily available for liquidity purposes, as compared with $11,362,000 at December 31, 2008.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $164,508,000 at June 30, 2009 as compared to $143,279,000 at December 31, 2008.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of June 30, 2009, Riverview has access to two formal borrowing lines totaling $63,464,000 with the aggregate amount outstanding on these lines totaling $10,704,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at June 30, 2009 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 4T.               CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of June 30, 2009, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

There have been no changes in Riverview’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect Riverview’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings

In the opinion of Riverview, after review with legal counsel, there are no proceedings pending to which Riverview is a party or to which its property is subject, which, if determined adversely to Riverview, would be material in relation to Riverview’s consolidated financial condition.  There are no proceedings pending other than ordinary, routine litigation incident to the business of Riverview.  In addition, no material proceedings are pending or are known to be threatened or contemplated against Riverview by governmental authorities.

Item 1A.                 Risk Factors

If we conclude that the decline in value of any of our investment securities is other than temporary, we are required to write down the value of that security through a charge to earnings.  We review our investment securities portfolio at each quarter-end reporting period to determine whether the fair value is below the current carrying value.  When the fair value of any of our investment securities has declined below its carrying value, we are required to assess whether the decline is other than temporary.  If we conclude that the decline is other than temporary, we are required to write down the value of that security through a charge to earnings.  Changes in the expected cash flows of these securities and/or prolonged price declines may result in our concluding in future periods that the impairment of these securities is other than temporary, which would require a charge to earnings to write down theses securities to their fair value.  Due to the complexity of the calculations and assumptions used in determining whether an asset is impaired, the impairment disclosed may not accurately reflect the actual impairment in the future.

Other than the above, there have been no material changes from those disclosed in the Form 10-K for the year ended December 31, 2008.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3.                    Defaults upon Senior Securities

Nothing to report.

Item 4.                    Submission of Matters to a Vote of Security Holders

Riverview held its annual meeting of shareholders on May 13, 2009 at Riverview National Bank, 200 Front Street, Marysville, Pennsylvania.  The Judges of Election reported that the results of balloting revealed that holders of 1,355,503 shares of common stock, representing 77.5% of the total number of shares outstanding, were represented in person or by proxy at the 2009 annual meeting of shareholders.

The following outlines the items voted on at the meeting as well as the votes cast for, against and non-votes for each item.

I.              Election of five Class A directors to serve for a three year term expiring 2012.

	For	Withhold Authority

Kirk D. Fox	1,355,503	—
William L. Hummel	1,355,503	—
James M. Lebo	1,305,733	49,770
John M. Schrantz	1,355,503	—
David A. Troutman	1,303,711	51,792

II.            Election of five Class B directors to serve for a two year term expiring 2011.

	For	Withhold Authority

Roland R. Alexander	1,355,503	—
Arthur M. Feld	1,347,187	8,316
R. Keith Hite	1,347,187	8,316
David W. Hoover	1,303,711	51,792
Joseph D. Kerwin	1,304,221	51,282

III.           Election of three Class C directors to serve for a one year term expiring 2010.

	For	Withhold Authority

James G. Ford, II	1,347,187	8,316
Robert M. Garst	1,355,382	121
Paul R. Reigle	1,304,237	51,266

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2009

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2009

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