Form 10-Q/A
period 2009-03-31
Riverview Financial Corp
filed 2009-08-19
CIK 1452899

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No.1

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

RIVERVIEW FINANCIAL CORPORATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission on May 15, 2009.  This Form 10-Q/A corrects the disclosure for Part I, Item 4T:  Controls and Procedures.  This Form 10-Q/A only amends and restates such Item 4T.  No other Item in this Form 10-Q filed May 15, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A.

PART I.	FINANCIAL INFORMATION

ITEM 4T.	CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer (Principal Executive Officer) along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of March 31, 2009, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

RIVERVIEW FINANCIAL CORPORATION
(Registrant)

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 18, 2009

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	August 18, 2009