Form 10-Q
period 2009-09-30
Riverview Financial Corp
filed 2009-11-12
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,750,003 shares of Common Stock, par value $0.50 per share, outstanding as of October 30, 2009.

RIVERVIEW FINANCIAL CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$4,076	$4,545
Federal funds sold	—	1,034
Interest bearing deposits	15,109	439
Cash and cash equivalents	19,185	6,018
Interest bearing time deposits with banks	6,980	950
Investment securities available for sale	29,588	28,120
Mortgage loans held for sale	768	1,124
Loans, net of allowance for loan losses of $2,186 - 2009; $1,710 - 2008	171,942	176,469
Premises and equipment	7,360	7,472
Accrued interest receivable	845	812
Restricted investments in bank stocks	2,410	2,075
Cash value of life insurance	5,503	5,258
Foreclosed assets	—	144
Goodwill	1,796	1,785
Intangible assets	149	173
Other assets	1,058	1,511
Total Assets	$247,584	$231,911

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$18,909	$19,614
Demand, interest bearing	51,392	25,789
Savings and money market	28,353	27,877
Time	109,890	101,073
Total deposits	208,544	174,353
Short-term borrowings	1,021	21,323
Long-term borrowings	10,951	10,033
Accrued interest payable	513	499
Other liabilities	1,545	1,498
Total Liabilities	222,574	207,706

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares - 2009 and 2008	875	875
Surplus	11,252	11,239
Retained earnings	12,648	12,054
Accumulated other comprehensive income (loss)	235	37
Total Shareholders’ Equity	25,010	24,205
Total Liabilities and Shareholders’ Equity	$247,584	$231,911

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$2,715	$1,659	$8,319	$4,647
Investment securities - taxable	96	138	381	426
Investment securities - tax exempt	136	30	322	111
Federal funds sold	—	2	4	27
Interest-bearing deposits	42	1	106	2
Dividends	—	10	7	36

Total Interest Income	2,989	1,840	9,139	5,249

Interest Expense
Deposits	1,152	546	3,355	1,717
Short-term borrowings	1	61	48	111
Long-term debt	69	171	266	500

Total Interest Expense	1,222	778	3,669	2,328

Net Interest Income	1,767	1,062	5,470	2,921

Provision for Loan Losses	200	100	475	160

Net Interest Income after Provision for Loan Losses	1,567	962	4,995	2,761

Noninterest Income
Service charges on deposit accounts	73	41	216	117
Other service charges and fees	88	58	265	183
Earnings on cash value of life insurance	55	33	191	97
Gain on sale of available for sale securities	102	—	290	42
Gain on sale of mortgage loans	44	—	297	—

Total Noninterest Income	362	132	1,259	439

Noninterest Expenses
Salaries and employee benefits	709	486	2,237	1,383
Occupancy expenses	162	113	507	331
Equipment expenses	106	54	312	156
Telecommunication and processing charges	124	61	355	177
Postage and office supplies	46	20	172	66
FDIC premiums	85	20	343	25
Bank shares tax expense	66	17	197	86
Directors’ compensation	55	23	165	75
Professional services	75	20	178	70
Other expenses	119	108	376	261

Total Noninterest Expenses	1,547	922	4,842	2,630

Income before Income Taxes	382	172	1,412	570

Applicable Federal Income Taxes	67	20	291	92

Net Income	$315	$152	$1,121	$478

Earnings Per Share – Basic and Diluted	$0.18	$0.16	$0.64	$0.50

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2009 and 2008

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2008	$481	$317	$11,983	$(26)	$12,755

Comprehensive income:
Net income	—	—	478	—	478
Other comprehensive income	—	—	—	19	19

Total Comprehensive Income					497

Cash dividends, $0.24 per share	—	—	(225)	—	(225)

Balance – September 30, 2008	$481	$317	$12,236	$(7)	$13,027

Balance – January 1, 2009	$875	$11,239	$12,054	$37	$24,205

Comprehensive income:
Net income	—	—	1,121	—	1,121
Other comprehensive income	—	—	—	198	198

Total Comprehensive Income					1,319

Compensation cost of option grants	—	13	—	—	13

Cash dividends, $0.30 per share	—	—	(527)	—	(527)

Balance –September 30, 2009	$875	$11,252	$12,648	$235	$25,010

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,121	$478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	423	246
Provision for loan losses	475	160
Granting of stock options	13	—
Net amortization of premiums on securities available for sale	65	44
Net realized gain on sale of securities available for sale	(290)	(42)
Amortization of intangible assets	24	—
Deferred income taxes	(482)	—
Proceeds from sale of mortgage loans	24,463	—
Net gain on sale of mortgage loans	(297)	—
Mortgage loans originated for sale	(23,810)	—
Earnings on cash value of life insurance, net	(165)	(75)
Decrease in accrued interest receivable and other assets	800	152
Increase (decrease) in accrued interest payable and other liabilities	61	(10)

Net Cash Provided by Operating Activities	2,401	953

Cash Flows from Investing Activities
Net purchases of interest bearing time deposits with banks	(6,030)	—
Securities available for sale:
Purchases	(17,796)	(6,001)
Proceeds from maturities, calls and principal repayments	11,647	7,762
Proceeds from sales	5,206	1,915
Net increase in restricted investments in bank stock	(335)	(342)
Proceeds from the sale of other real estate owned	144	—
Net (increase) decrease in loans	4,052	(23,325)
Purchases of premises and equipment	(311)	(246)
Capitalized business combination transaction costs	(11)	—
Purchase of life insurance	(249)	—
Proceeds from life insurance	169	—

Net Cash Used in Investing Activities	(3,514)	(20,237)

Cash Flows from Financing Activities
Net increase in deposits	34,191	115
Net increase in securities sold under agreements to repurchase	494	—
Net increase (decrease) in short-term borrowings	(20,796)	16,674
Proceeds from long-term borrowings	5,678	2,500
Payments on long-term borrowings	(4,760)	(7,037)
Dividends paid	(527)	(225)

Net Cash Provided by Financing Activities	14,280	12,027

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)

Net Increase (Decrease) in Cash and Cash Equivalents	13,167	(7,257)

Cash and Cash Equivalents - Beginning	6,018	9,083

Cash and Cash Equivalents - Ending	$19,185	$1,826

Supplemental Disclosures of Cash Flows Information
Interest paid	$4,681	$2,864
Income taxes paid	195	33

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	—	314

See notes to consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

Riverview and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through three full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania and four full service and one drive-up office in Halifax, Millersburg, Elizabethville and Harrisburg, Dauphin County, Pennsylvania.  Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The primary reason for the combination was to pool resources to provide greater products, services and efficiencies to customers in the contiguous counties, and provide cost savings through the consolidation of operations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

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

The consolidated financial statements include the accounts of Riverview, and its wholly owned subsidiary, the Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the nine-months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2008, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on April 10, 2009.

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

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred between October 1, 2009 and November 12, 2009, the date the financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements.

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

In the consolidation, Riverview issued 1,750,003 shares of common stock with a par value of $0.50 per share.  The shareholders of First Perry received 2.435 shares of the Riverview’s common stock for each share of First Perry common stock they owned on the effective date of the consolidation.  HNB shareholders received 2.520 shares of Riverview’s common stock for each share of HNB common stock they owned on the effective date of the consolidation.  The shareholders of First Perry and HNB did not recognize gain or loss for federal income tax purposes on the shares that were exchanged for Riverview’s common stock in the consolidation.

The following are the unaudited combined results of operations of Riverview for the three and nine months ended September 30, 2009 and compared with the three and nine months ended September 30, 2008 as though HNB had been consolidated on January 1, 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share data)	2009	2008	2009	2008

Total interest income	$2,989	$3,151	$9,139	$9,029
Total interest expense	1,222	1,335	3,669	4,056
Net interest income	1,767	1,816	5,470	4,973

Provision for loan losses	200	125	475	235
Net interest income after provision for loan losses	1,567	1,691	4,995	4,738

Total noninterest income	362	217	1,259	1,136
Total noninterest expense	1,547	1,483	4,842	4,237
Income before taxes	382	425	1,412	1,637
Income tax expense	67	68	291	348
Net income	$315	$357	$1,121	$1,289

Basic and diluted earnings per share	$0.18	$0.20	$0.64	$0.74

Included in the 2008 combined net income presented in the table above for the nine months ended September 30, 2008 is a pre-tax one time gain from the sale of real estate for $456,000 recorded by HNB.

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

The only comprehensive income item that Riverview presently has is unrealized gains on securities available for sale.  The components of the change in unrealized gains are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2009	2008	2009	2008
Unrealized holding gains arising during the period	$544	$87	$590	$70
Reclassification of gains realized in net income	(102)	—	(290)	(42)
	442	87	300	28
Deferred income tax effect	(150)	(29)	(102)	(9)
Change in accumulated other comprehensive income	$292	$58	$198	$19

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2009	2008	2009	2008
Net income applicable to common stock	$315	$152	$1,121	$478

Weighted-average common shares outstanding	1,750,003	962,585	1,750,003	962,585
Effect of dilutive securities, stock options	—	—	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,750,003	962,585	1,750,003	962,585

Basic and diluted earnings per share	$0.18	$0.16	$0.64	$0.50

Note 5 - Investment Securities Available for Sale

In April 2009, a new accounting standard was released relating to the “Recognition and Presentation of Other-Than-Temporary Impairments”.   This standard clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standards dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at September 30, 2009:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$2,364	$30	$—	$2,394
State and municipal	13,064	268	(6)	13,326
Mortgaged-backed securities	13,804	84	(20)	13,868
	$29,232	$382	$(26)	$29,588

Securities with an amortized cost of $16,035,000 and a fair value of $16,299,000 September 30, 2009 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
September 30, 2009:
Available for Sale:
U.S. Government agencies	$3,589	$(20)	$—	$—	$3,589	$(20)
State and municipal	614	(6)	—	—	614	(6)
	$4,203	$(26)	$—	$—	$4,203	$(26)
December 31, 2008:
Available for Sale:
U.S. Government agencies	$4,980	$(37)	$99	$(1)	$5,079	$(38)

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis.  In making its other-than-temporary impairment evaluation, management determined whether the expected cash flows are affected by underlying collateral or concerns regarding the issuer.  Additional consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Riverview to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.

At September 30, 2009, four securities have unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management has both the ability and intent to hold these securities until maturity, or market price recovery, no declines are deemed to be other-than-temporary.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold 19 available for sale securities during 2009 and received proceeds of $5,206,000.  Gross realized gains amounted to $291,000 and gross realized losses of $1,000, resulting in a $290,000 net gain on sale.

Note 6 - Stock Option Plan

In January 2009, Riverview approved a non-qualified stock incentive plan for the issuance of up to 170,000 stock options that will be granted to management and members of the Board of Directors.  Riverview will account for these awards in accordance with generally accepted accounting principles related to “Share Based Payment”, which requires that the fair values of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.

Riverview awarded 155,000 options to management and members of the Board of Directors on January 7, 2009.  Each award had a fair value of $0.86, based on the following: fair value of stock on date of grant — $14.00; exercise price - $16.00; life — 8 years; volatility — 12.22%; dividend yield — 2.50%; discount rate — 2.07%.  During the second quarter of 2009, 7,000 options were forfeited and reduced the outstanding option grants to 148,000 options.  On September 16, 2009, Riverview awarded the remaining 22,000 options to management and the Board of Directors.  Each of these awards had a fair value of $0.86, based on the following: fair value of stock on date of grant — $14.00; exercise price - $16.00; life — 8 years; volatility — 12.22%; dividend yield — 3.31%; discount rate — 3.07%.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Compensation expense relating to the options that was recognized during the third quarter of 2009 was $1,000 and $13,000 for the nine months ended September 30, 2009.  The remaining unrecognized compensation expense as of September 30, 2009 was $133,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,067,000 in financial and performance letters of credit as of September 30, 2009.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2009 for guarantees under letters of credit is not material.

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

In September 2006, a new accounting standard was released relating to “Fair Value Measurements”.  This standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The standard establishes a fair value hierarchy regarding the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for Riverview as of January 1, 2008.  However, in February 2008 the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) was extended to the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of this standard did not have a material effect on Riverview’s consolidated financial statements upon adoption on January 1, 2009.

In October 2008, a new accounting standard was issued related to “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” to clarify the application of the provisions of “Fair Value measurements” in an active market and how an entity would determine fair value in an inactive market.  This standard was effective immediately and applied to Riverview’s December 31, 2008 and later consolidated financial statements.

In April 2009, a new accounting standard with regard to “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” was issued.  The standard for “Fair Value Measurements” defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The new standard provides additional guidance for determining when the volume and level of activity for the asset or liability has significantly decreased.  The standard also includes guidance on identifying circumstances when a transaction may not be considered orderly.  This standard also provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with the “Fair Value Measurements” standard.  This standard clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The standard provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This standard is effective for Riverview for interim and annual reporting periods ending June 30, 2009 and after.  Adoption of this pronouncement did not have a material impact on Riverview’s financial statements.

The “Fair Value Measurements” standard establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under this standard are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At September 30, 2009, Riverview had no liabilities subject to fair value reporting requirements.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2009:
Securities available for sale	$29,588	$—	$29,588	$—

December 31, 2008:
Securities available for sale	$28,120	$—	$28,120	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2009 and December 31, 2008 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2009:
Impaired loans	$4,797	$—	$—	$4,797

December 31, 2008:
Impaired loans	$443	$—	$—	$443

In April 2009, the FASB issued a new standard related to “Interim Disclosures about Fair Value of Financial Instruments”).  This standard amends the “Disclosures about Fair Value of Financial Instruments” standard, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This standard also amends the “Interim Financial Reporting” standards, to require those disclosures in summarized financial information at interim reporting periods.

This standard is effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at September 30, 2009.

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under generally accepted accounting principles related to “Accounting by Creditors for Impairment of a Loan” in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of the Riverview’s financial instruments were as follows:

	September 30, 2009		December 31, 2008
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$19,185	$19,185	$6,018	$6,018
Interest bearing time deposits	6,980	6,980	950	950
Investment securities	29,588	29,588	28,120	28,120
Mortgage loans held for sale	768	768	1,124	1,124
Loans, net	171,942	175,850	176,469	176,816
Accrued interest receivable	845	845	812	812
Restricted investments in bank stocks	2,410	2,410	2,075	2,075

Financial liabilities:
Deposits	208,544	210,278	174,353	175,173
Short-term borrowings	1,021	1,021	21,323	21,323
Long-term borrowings	10,951	10,546	10,033	10,137
Accrued interest payable	513	513	499	499

Off balance sheet financial instruments	—	—	—	—

Note 9 — New Accounting Pronouncements

In December 2007, a new standard relating to “Business Combinations” was released. The standard significantly changed the financial accounting and reporting of business combination transactions.  It establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  This pronouncement will impact Riverview’s accounting for business combinations consummated after January 1, 2009.

In April 2009, a new accounting standard was issued relating to “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This standard amends and clarifies the “Business Combination” standard to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This new standard is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Riverview does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amended and replaced SAB Topic 5.M. in the SAB Series entitled “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.”  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  Riverview does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In June 2009, a new standard was released regarding “Accounting for Transfers of Financial Assets”, an amendment to the “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” standard.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, this standard also amends the previous standard by removing the concept of a qualifying special-purpose entity and removes the exception from applying generally accepted accounting principles related to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach previously used in accordance with the original standard.  This new standard is effective for fiscal years beginning after November 15, 2009.  Riverview has not determined the effect that the adoption of this new standard will have on its financial position or results of operations.

In June 2009, a new standard relating to “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162” was issued.  This standard establishes the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This standard is effective immediately. The adoption of this standard did not have an impact on Riverview’s financial position or results of operations.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  Riverview does not expect the adoption of SAB 112 to have a material impact on its (consolidated) financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” ASU 2009-05 amends Subtopic 820-10, “Fair Value Measurements and Disclosures — Overall,” and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  Riverview does not expect the adoption of ASU 2009-05 to have a material impact on its (consolidated) financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Riverview does not expect the adoption of ASU 2009-12 to have a material impact on its (consolidated) financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, “Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.” Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact Riverview’s operations, (v) funding costs, (vi) volatilities in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect on loan customers to repay loans, (ix) inability to achieve merger related cost savings, and (x) other external developments which could materially affect Riverview’s business and operations.

Critical Accounting Policies

Riverview’s consolidated financial statements are prepared based on the application of certain accounting policies.  Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or are subject to variations which may significantly affect Riverview’s reported results and financial position for the period or in future periods.  Changes in underlying factors, assumptions, or estimates in any of these areas can have a material impact on future financial condition and results of operations.

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

Riverview performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability.  The level of the allowance for loan losses reflects the estimate of the losses inherent in the loan portfolio at any point in time.  While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and commercial real estate loans.  These loans are normally larger and more complex, and their collection rates are harder to predict.  Personal loans, including personal mortgage and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.  The Notes to the Consolidated Financial Statements describe the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in this report.

Riverview records its available for sale securities at fair value.  Fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles.  Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves.  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values are used based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the market place as a result of the illiquid market specific to the type of security.

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

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with generally accepted accounting principles related to “Goodwill and Other Intangible Assets”, and “Accounting for Impairment or Disposal of Long-Lived Assets”.  Goodwill is tested for impairment and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Overview

Net income for the nine months ended September 30, 2009 was $1,121,000 (or $0.64 per share), an increase of $643,000 over net income of $478,000 (or $0.50 per share) for the nine months ended September 30, 2008.   The increase is primarily due to the fact that 2009 net income reflects the combined earnings of the combination of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank (the “consolidation”), which were consolidated on December 31, 2008 to form Riverview Financial Corporation, as compared with the 2008 net income, which only represents the earnings of First Perry Bancorp, Inc., the holding company of The First National Bank of

Marysville.  Further impacting the increase in net income was the growth of assets as a result of the consolidation, and Riverview’s management of its net interest margin during a period in which short-term interest rates declined 200 basis points.  The annualized return on average assets was 0.64% for the nine months ended September 30, 2009 as compared with 0.50% for the comparable period in 2008.  Annualized return on average equity was 6.15% for the first nine months of 2009 as compared with 4.88% for the same period in 2008.  The increase in both ratios is attributable to the increase in net income during 2009.

In comparing Riverview’s assets of $247,584,000 as of September 30, 2009 with assets of $135,194,000 as of September 30, 2008, the increase of $112,390,000 was primarily attributable to the consolidation.  During the first nine months of 2009, Riverview’s assets increased 6.8% since the 2008 year end, and was attributable to the increase in cash and cash equivalents and interest bearing time deposits with banks.  The source of funds used to support the increase in assets was from the growth in deposits, which increased $34,191,000, or 19.6% from year end.  In addition, a portion of the proceeds from the deposit growth was used to pay off short-term borrowings, which were reduced by $20,302,000 from the 2008 year end.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents the Bank’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended September 30, 2009 and 2008.

Average Balances and Average Interest Rates (Bank only)

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$11,477	$96	3.32%	$14,418	138	3.83%
Tax-exempt	14,024	206	5.83%	2,662	45	6.83%
Total securities	25,501	302	4.70%	17,080	184	4.30%
Other interest earning assets	20,853	42	0.80%	1,938	13	2.68%
Loans:
Consumer	4,003	68	6.74%	3,500	66	7.54%
Commercial	12,549	189	5.98%	8,387	144	6.87%
Real estate	155,823	2,475	6.30%	92,339	1,469	6.36%
Total loans	172,375	2,732	6.29%	104,226	1,679	6.44%
Total earning assets	218,729	3,076	5.58%	123,244	1,875	6.09%

Non-interest earning assets	21,976			10,477

Total assets	$240,705			$133,721

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$42,385	$169	1.58%	$17,441	48	1.10%
Savings	28,823	76	1.05%	15,249	33	0.87%
Time deposits	111,490	907	3.23%	50,163	465	3.71%
Total deposits	182,698	1,152	2.50%	82,853	546	2.64%
Borrowings:
Short-term borrowings	872	1	0.45%	11,002	61	2.22%
Long-term borrowings	10,703	69	2.56%	15,425	171	4.43%
Total borrowings	11,575	70	2.40%	26,427	232	3.51%
Total interest bearing liabilities	194,273	1,222	2.50%	109,280	778	2.85%

Demand deposits	19,817			10,640
Other liabilities	1,912			684
Shareholders’ equity	24,703			13,117

Total liabilities and shareholders’ equity	$240,705			$133,721

Net interest income		$1,854			$1,097
Net interest spread			3.08%			3.24%
Net interest margin			3.36%			3.56%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2009, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,201,000, or 64.1%, to $3,076,000 from $1,875,000 for the three months ended September 30, 2008.  This increase was due to the growth in the volume of average interest earning assets to $218,729,000 for the third quarter of 2009 as compared to $123,244,000 for the third quarter of 2008, as a result of the consolidation.  This increase was offset by a decline in the yields (calculated on a fully tax-equivalent basis) to 5.58% for the third quarter of 2009 as compared with 6.09% for the third quarter of 2008.

Total interest expense increased $444,000, or 57.1% to $1,222,000 for the three months ended September 30, 2009 from $778,000 for the three months ended September 30, 2008.  This was attributable to an increase of $84,993,000 in average interest bearing liabilities as a result of the consolidation.  However, cost of funds decreased to 2.50% for the third quarter of 2009 from 2.85% for the same period in 2008.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $757,000, or 69%, to $1,854,000 for the three months ended September 30, 2009 from $1,097,000 for the three months ended September 30, 2008.  However, Riverview’s net interest spread decreased to 3.08% for the three months ended September 30, 2009 from 3.24% for the three months ended September 30, 2008, while its net interest margin decreased to 3.36% for the three months ended September 30, 2009 from 3.56% for the three months ended September 30, 2008.

The following table presents the Bank’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the nine months ended September 30, 2009 and 2008.

Average Balances and Average Interest Rates (Bank only)

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2009			2008
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$14,254	$381	3.57%	$14,970	426	3.79%
Tax-exempt	10,837	488	6.02%	3,297	168	6.80%
Total securities	25,091	869	4.63%	18,267	594	4.34%
Other interest earning assets	16,812	117	0.93%	2,270	65	3.82%
Loans:
Consumer	5,473	225	5.50%	3,660	211	7.69%
Commercial	11,546	575	6.66%	9,295	486	6.97%
Real estate	159,216	7,573	6.36%	82,648	4,011	6.47%
Total loans	176,235	8,373	6.35%	95,603	4,708	6.57%
Total earning assets	218,138	9,359	5.74%	116,140	5,367	6.16%

Non-interest earning assets	21,224			10,192

Total assets	$239,362			$126,332

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$33,060	339	1.37%	$17,399	174	1.33%
Savings	28,862	232	1.07%	15,129	108	0.95%
Time deposits	110,105	2,784	3.38%	49,662	1,435	3.85%
Total deposits	172,027	3,355	2.61%	82,190	1,717	2.79%
Borrowings:
Short-term borrowings	10,478	48	0.61%	6,617	111	2.24%
Long-term borrowings	10,287	266	3.46%	14,837	500	4.49%
Total borrowings	20,765	314	2.02%	21,454	611	3.80%
Total interest bearing liabilities	192,792	3,669	2.54%	103,644	2,328	2.99%

Demand deposits	20,322			8,958
Other liabilities	1,882			639
Shareholders’ equity	24,366			13,091

Total liabilities and shareholders’ equity	$239,362			$126,332

Net interest income		$5,690			$3,039
Net interest spread			3.19%			3.17%
Net interest margin			3.49%			3.49%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the nine months ended September 30, 2009, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $3,992,000 or 74.3%, to $9,359,000 from $5,367,000 for the nine months ended September 30, 2008.  This increase was due to the consolidation which contributed to the growth in the volume of average interest earning assets to $218,138,000 for the first nine months of 2009 as compared to $116,140,000 for the first nine months of 2008.  The increased volume offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.74% for the first nine months of 2009 as compared with 6.16% for the first nine months of 2008.

Total interest expense increased $1,341,000, or 57.6% to $3,669,000 for the nine months ended September 30, 2009 from $2,328,000 for the nine months ended September 30, 2008.  Cost of funds decreased to 2.54% at the end of the third quarter of 2009 from 2.99% for the same period in 2008.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.  While average interest bearing liabilities increased primarily due to deposit growth, Riverview also took advantage of declining interest rates and secured more cost effective funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $2,651,000, or 87.2%, to $5,690,000 for the nine months ended September 30, 2009 from $3,039,000 for the nine months ended September 30, 2008.  Riverview’s net interest spread increased to 3.19% at September 30, 2009 from 3.17% at September 30, 2008, while its net interest margin remained at 3.49% at September 30, 2009 which was the same at September 30, 2008.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to “Accounting by Creditors for Impairment of a Loan”.  After an evaluation of these factors, the provision recorded for the third quarter of 2009 was $200,000 as compared with $100,000 for the third quarter of 2008, and $475,000 for the nine months ended September 30, 2008 as compared with $160,000 for the nine months ended September 30, 2008.  A higher provision was made to the allowance for loan losses in 2009 due to an increase in criticized loans and the deterioration of underlying collateral and economic factors relating to two particular commercial loans.  Specific reserves on impaired loans increased as a result of these two commercial loans, which were placed in a higher risk category.  The allowance for loan losses was $2,186,000 or 1.25% of total loans outstanding at September 30, 2009 as compared to $1,023,000, or 0.96% of total loans at September 30, 2008.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the reserve for loan losses at September 30, 2009 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth non-interest income for the three months ended September 30, 2009 and 2008.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended September 30,
		Increase/(Decrease)
	2009	Amount	%	2008
Service charges on deposit accounts	$73	$32	78.0%	$41
Other service charges and fees	88	30	51.7%	58
Earnings on cash value of life insurance	55	22	66.7%	33
Gain on sale of available for sale securities	102	102	100.0%	—
Gain from the sale of mortgage loans	44	44	100.0%	—
	$362	$230	174.2%	$132

The increases in service charges on deposits, other service charges and fees and earnings on the cash value of life insurance for the third quarter of 2009 are primarily attributable to the consolidation.  During the third quarter of 2009 the Bank sold securities available for sale resulting in a gain of $102,000 as compared with a no such gain during the third quarter of 2008.  Further contributing to the increase in non-interest income was $44,000 in income generated from the sale of mortgage loans service released under the FHLB Mortgage Partnership Finance program (“MPF program”).  There were no such gains in the third quarter of 2008 since the Bank entered into the MPF agreement towards the latter part of 2008.

The following table sets forth non-interest income for the nine months ended September 30, 2009 and 2008.

Non-Interest Income

(Dollars in thousands)

	Nine Months Ended September 30,
		Increase/(Decrease)
	2009	Amount	%	2008
Service charges on deposit accounts	$216	$99	84.6%	$117
Other service charges and fees	265	82	44.8%	183
Earnings on cash value of life insurance	191	94	96.9%	97
Gain on sale of available for sale securities	290	248	590.5%	42
Gain from the sale of mortgage loans	297	297	100.0%	—
	$1,259	$820	186.8%	$439

Non-interest income continues to be a considerable source of income for Riverview, representing 18.7% of total revenues (comprised of net interest income and non-interest income) for the first nine months of 2009 as compared with 13.1% for the first nine months of 2008.  While the increases in service charges and other income for 2009 are generally attributable to the consolidation, the Bank recorded $297,000 in income generated from the sale of mortgage loans service released under the MPF program.  There were no such gains in the first nine months of 2008 since the Bank entered into the MPF agreement towards the latter part of 2008.  In 2009, the Bank realized a gain of $290,000 from the sale of available for sale securities, which was $248,000 higher than the $42,000 gain on sale recorded in 2008.  Also contributing to the increase in the 2009 non-interest income were earnings from the cash value of life insurance which not only increased as a result of the consolidation but also increased as a result of a gain of $26,000 from the proceeds of bank owned life insurance paid as a result of the death of a former director.

Non-Interest Expense

The following table presents the components of non-interest expense for the third quarters of 2009 and 2008.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended September 30,
		Increase/(Decrease)
	2009	Amount	%	2008
Salaries and employee benefits	$709	$223	45.9%	$486
Occupancy expense	162	49	43.4%	113
Equipment expense	106	52	96.3%	54
Telecommunications and processing charges	124	63	103.3%	61
Postage and office supplies	46	26	130.0%	20
FDIC premium	85	65	325.0%	20
Bank shares tax expense	66	49	288.2%	17
Directors’ compensation	55	32	139.1%	23
Professional services	75	55	275.0%	20
Other expenses	119	11	10.2%	108
	$1,547	$625	67.8%	$922

The increase of $625,000 or 67.8% in non-interest expenses is primarily attributable to the consolidation.

The following table presents the components of non-interest expense for the first nine months of 2009 and 2008.

Non-Interest Expense

(Dollars in thousands)

	Nine Months Ended September 30,
		Increase/(Decrease)
	2009	Amount	%	2008
Salaries and employee benefits	$2,237	$854	61.7%	$1,383
Occupancy expense	507	176	53.2%	331
Equipment expense	312	156	100.0%	156
Telecommunications and processing charges	355	178	100.6%	177
Postage and office supplies	172	106	160.6%	66
FDIC premium	343	318	1272.0%	25
Bank shares tax expense	197	111	129.1%	86
Directors’ compensation	165	90	120.0%	75
Professional services	178	108	154.3%	70
Other expenses	376	115	44.1%	261
	$4,842	$2,212	84.1%	$2,630

The increase of $2,212,000 or 84.1% in non-interest expenses is primarily attributable to the consolidation, increased professional fees related to the consolidation and costs associated with the merger of systems and processes to expedite the union of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank.  With regard to the FDIC premium, the 2009 expenditure is higher because of the expense incurred to record a special FDIC assessment that was required to be accrued during the second quarter but paid at the end of the third quarter of 2009.  All FDIC insured financial institutions were required to pay the special assessment.  In addition, there was a higher expense associated with the “regular” FDIC assessment as compared with the 2008 assessment, at which time the Bank received a one-time credit.

During the second quarter of 2009, the Bank updated its standard costs relating to the origination of all types of loans.  Generally accepted accounting principles related to “Accounting for Nonrefundable Fees and Costs Associated with Originating of Acquiring Loans and Initial Direct Costs of Leases” establish the accounting treatment for fees and initial direct costs associated with the origination of a loan, where direct loan costs may be deferred and capitalized.  These costs will be expensed over the life of the related loan as a reduction of the loan yield.  Direct loan costs capitalized during the nine months ended September 30, 2009 increased $236,000 over 2008 as a result of the updated cost structure, the consolidation of the loan portfolios of the two merged banks, and strong loan originations.  In recording the deferral of these direct loan costs, it had the immediate impact of reducing salary expense by $271,000 during the first nine months of 2009.

On September 29, 2009, the Board of Directors of the FDIC adopted a notice of proposed rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Each institution would record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution would record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution would record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount would be returned to the depository institution.

Provision for Federal Income Taxes

The income tax expense was $67,000 for the third quarter of 2009, an increase of $47,000, or 235%, compared to $20,000 for the third quarter of 2008.  The increase in the tax expense is attributable to an increased level of net income in 2009.

For the nine months ended September 30, 2009, the tax provision was $291,000 compared to $92,000 for the nine months ended September 30, 2008.  Respectively, these provisions reflect effective tax rates of approximately 20.6% for 2009 and 16.1% for 2008.  The effective tax rate increased consistent with higher levels of taxable income and lower levels of tax-free income.  Tax-exempt income declined due to Riverview’s decision to sell municipal bonds available for sale in its investment portfolio during the latter part of 2008 as well as bond calls initiated by certain municipalities.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of September 30, 2009 and December 31, 2008.

Investment Securities

(In thousands)

	September 30,	December 31,
	2009	2008
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$2,394	$7,264
State and municipal	13,326	9,373
Mortgage-backed securities	13,868	11,181
Corporate debt securities	—	302
Total	$29,588	$28,120

Since the year end, U.S. Government agencies declined as a result of investment maturities, prepayments and calls.   The balance of state and municipal bonds increased over year end due to the Bank’s need to generate more tax-exempt income to complement a forecasted increase in its net income.  In addition, mortgage-backed securities increased during the first nine months of 2009.  During the third quarter of 2009, management decided to sell most of its mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).  The reason for doing this was to alleviate some of the credit risk associated with these particular U.S. Government agencies in light of the fact that they do not carry a full-faith credit guaranty by the government.  The proceeds of the sale of these securities plus additional funds that were on deposit with banks were reinvested in mortgage backed securities issued by the Government National Mortgage Association (“GNMA”), which is a government owned corporation and carries the full-faith credit guarantee of the United States federal government.

No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of September 30, 2009.

Investment in stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  Throughout most of 2008, Riverview earned a return or dividend based upon the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  The FHLB has not violated its agreement with its member banks by not repurchasing excess capital stock in that it is not generally required to redeem membership stock until five years after the membership has terminated.  Based on the financial results of the FHLB for the year ended December 31, 2008 and for the nine months ended September 30, 2009, management believes that the suspension of both the dividend payment and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income decreased $4,051,000, or 2.3%, to $174,128,000 at September 30, 2009 from $178,179,000 at December 31, 2008.  The decline in loans is attributable to an increase in the sale of loan participations.  In addition, less mortgage loans have been recorded in the portfolio during 2009 since the Bank has been selling a greater number of mortgage loans service released to Freddie Mac and to the FHLB under its MPF program.  This strategy has allowed management to more effectively manage long-term interest rate risk and credit risk inherent in the portfolio.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of September 30, 2009 and December 31, 2008:

Non-Performing Assets

(Dollars in thousands)

	September 30,	December 31,
	2009	2008
Accruing loans past due 90 days	$242	$152
Non-accrual loans	3,583	128
Total non-performing loans	3,825	280

Foreclosed real estate	—	144
Total non-performing assets	$3,825	$424

Non-performing loans to total loans	2.21%	0.16%
Non-performing assets to total assets	1.54%	0.18%
Allowance to non-performing loans	57.15%	610.71%

The non-performing asset ratios presented in the above table reflect deterioration in the credit quality of the loan portfolio.  Through the first nine months of 2009, the Bank experienced an increase in non-performing loans due to an increase of $3,455,000 in non-accrual loans, which totaled $3,583,000 at September 30, 2009 as compared to $128,000 at December 31, 2008.  The increase in non-accrual loans at the end of the third quarter of 2009 as compared with the 2008 year end is largely attributable to two particular commercial borrowers, whose businesses were negatively affected by the downturn in the economy.  At September 30, 2009, the loans to these two borrowers were deemed impaired, evaluated in accordance with the accounting standard relating to “Accounting by Creditors for Impairment of a Loan” and appropriate additions to the loan loss reserve were made.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.   Management is proactive in addressing and managing risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had no real estate acquired through foreclosure as of September 30, 2009 as compared with $144,000 as of December 31, 2008.  The property was sold during the third quarter of 2009 and the Bank incurred a net loss of $1,000 as a result of the sale.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of September 30, 2009 and December 31, 2008.

(Dollars in thousands)	September 30, 2009	December 31, 2008
Loans to Lessors of:
Residential buildings and dwellings	$31,917	$18,068
Nonresidential buildings	22,086	13,344

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management has stress tested this portfolio by applying  a 25% vacancy factor to the properties securing these loans and determined that the loans can still generally perform as agreed.   It is noted that the actual vacancy factor in Riverview’s market area is increasing, but remains in single digits. As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

Allowance for Loan Losses

In consideration of the risks and trends associated with the loan portfolio and the increase in non-performing loans, management allocated a $200,000 provision to the allowance for loan losses during the third quarter of 2009, which resulted in a total allowance of $2,186,000 as of September 30, 2009 as compared with $1,023,000 as of September 30, 2008.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	September 30,
	2009	2008
Beginning balance	$1,710	$970
Provision for loan losses	475	160

Charge-offs:
Commercial, financial, agricultural	—	32
Real estate mortgage	—	96
Installments	—	2
Total charge-offs	—	130

Recoveries:
Real estate mortgage	—	23
Installments	1	—
Total recoveries	1	23

Net charge-offs	1	(107)

Ending balance	$2,186	$1,023

Net charge-offs to average loans (annualized)	0.00%	0.15%
Allowance for loan losses to total loans	1.25%	0.96%

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

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at September 30, 2009 were $208,544,000, an increase of $34,191,000, or 19.6%, from total deposits of $174,353,000 at December 31, 2008.  While growth was seen in almost all of the deposit categories, interest bearing demand deposits experienced the highest growth of 99.3 % at September 30, 2009 since the 2008 year end.  The increase is attributable to customer demand for the Bank’s Hometown Checking demand deposit product.

Shareholders’ Equity and Capital Adequacy

At September 30, 2009, shareholders’ equity for Riverview totaled $25,010,000, an increase of $805,000, or 3.3%, over December 31, 2008.  The increase was due to net income of $1,121,000, less the payment of dividends for $527,000, an increase of $13,000 to surplus to reflect the compensation cost associated with option grants and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $198,000.

Banks are evaluated for capital adequacy through regulatory review of capital ratios.  The following table presents the Bank’s capital ratios as determined and reported to its regulator.  Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets.  Total capital consists of tier 1 capital and the allowance for loan losses.  The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.

Capital Ratios (of Bank)

	September 30, 2009	December 31, 2008	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	9.6%	9.5%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	14.6%	13.2%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.8%	14.3%	8.0%	10.0%

Certain restrictions exist regarding the ability of the Bank to transfer funds to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At September 30, 2009, $500,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the nine months ended September 30, 2009, which reduced retained earnings by $527,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
3/18/2009	4/1/2009	4/15/2009	Regular	$0.08/share
3/18/2009	4/1/2009	4/15/2009	Special	$0.02/share
6/17/2009	6/29/2009	7/13/2009	Regular	$0.08/share
6/17/2009	6/29/2009	7/13/2009	Special	$0.02/share
9/16/2009	9/30/2009	10/5/2009	Regular	$0.08/share
9/16/2009	9/30/2009	10/5//2009	Special	$0.02/share

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At September 30, 2009, Riverview had unfunded outstanding commitments to extend credit of $18,915,000 and outstanding letters of credit of $1,067,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2008 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $19,185,000 at September 30, 2009 as compared to $6,018,000 at December 31, 2008.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At September 30, 2009, unpledged available for sale securities with a carrying value of $16,035,000 were readily available for liquidity purposes, as compared with $11,362,000 at December 31, 2008.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $173,530,000 at September 30, 2009 as compared to $143,279,000 at December 31, 2008.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of September 30, 2009, Riverview has access to two formal borrowing lines totaling $95,038,000 with the aggregate amount outstanding on these lines totaling $10,951,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at September 30, 2009 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 4T.         CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of September 30, 2009, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

There have been no changes in Riverview’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect Riverview’s internal control over financial reporting.

PART II – OTHER INFORMATION

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

10.11

Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 is incorporated by reference herein.

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 12, 2009

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	November 12, 2009

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

10.11

Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009 is incorporated by reference herein.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).