Form 10-K
period 2009-12-31
Riverview Financial Corp
filed 2010-03-24
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File, required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,934,000.

As of March 18, 2010, the registrant had 1,750,003 shares of common stock outstanding.

RIVERVIEW FINANCIAL CORPORATION

FORM 10-K

PART I

ITEM 1. BUSINESS.

The disclosures set forth in this Item are qualified by the section captioned “Special Cautionary Notice Regarding Forward-Looking Statements” contained in Part II, Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report and other cautionary statements are set forth elsewhere in this report.

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

• Anti-Tie-In Provisions.  A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services.  These anti-tie-in provisions state generally that a bank may not:

• extend credit,

• lease or sell property, or

• furnish any service to a customer

on the condition that the customer provides additional credit or service to a bank or its affiliates, or on the condition that the customer does not obtain other credit or service from a competitor of the bank.

• Restrictions on Extensions of Credit by Banks to their Holding Companies.  Subsidiary banks of a bank holding company are also subject to restrictions imposed by the Federal Reserve Act on:

• any extensions of credit to the bank holding company or any of its subsidiaries,

• investments in the stock or other securities of the corporation, and

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

• Restrictions on Control Changes.  The Change in Bank Control Act of 1978 requires persons seeking control of a bank or bank holding company to obtain approval from the appropriate federal banking agency before completing the transaction.  The law contains a presumption that the power to vote 10% or more of voting stock confers control of a bank or bank holding company.  The Federal Reserve Board is responsible for reviewing changes in control of bank holding companies.  In doing so, the Federal Reserve Board reviews the financial position, experience and integrity of the acquiring person and the effect on the financial condition of the corporation, relevant markets and federal deposit insurance funds.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC.  Because neither First Perry’s nor HNB’s common stock was registered with the SEC, they were not subject to the 1934 Act.  However, Riverview is subject to the 1934 Act.

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

Permitted Activities for Financial Holding Companies

The Gramm-Leach-Bliley Financial Services Modernization Act, became law in November 1999, and amends the Holding Company Act of 1956 to create a new category of holding company—the financial holding company.  To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board.  In order to become a financial holding company, Riverview must be and remain well capitalized and well managed, as determined by Federal Reserve Board regulations and maintain at least a ‘‘satisfactory’’ examination rating under the Community Reinvestment Act.  Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are financial in nature or incidental to financial activities.  Furthermore, the Federal Reserve may approve a proposed activity if it is complementary to financial activities and does not threaten the safety and soundness of banking.  The Act provides an initial list of activities that constitute activities that are financial in nature, including:

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

The operations of Riverview National Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC.  Riverview National Bank operations are subject to regulations of the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System and the FDIC.

Safety and Soundness

The primary regulator for Riverview National Bank is the OCC.  The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

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

FDIC Insurance Assessments

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance.  The FDIC imposes a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on a bank’s capital and supervisory measures.  Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups, the best of these being well capitalized.  For purposes of calculating the insurance assessment, Riverview National Bank is expected to be well capitalized.  The FDIC adjusts the insurance rates every six months and has indicated the possibility that all banks may again be required to pay deposit insurance premiums in the future if current trends related to insured deposits versus insurance funds continue.

Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC expects that it will do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio.  As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits as of March 31, 2008.  As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the ratio to its required level of 1.15% within five years.  On February 27, 2009, the FDIC took action to extend the restoration plan horizon to seven years.

The amended restoration plan was accompanied by a final rule that sets assessment rates and makes adjustments that improve how the assessment system differentiates for risk.  Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance.  Under the final rule, banks in this category pay initial base rates ranging from 12 to 16 cents per $100 of deposits on an annual basis beginning April 1, 2009.

The FDIC also imposed a 5 basis point emergency special assessment on the banking industry on June 30, 2009, where the assessment was required to be accrued during the second quarter of 2009 and paid on September 30, 2009.  All FDIC insured financial institutions were required to pay the special assessment.

On November 12, 2009 the FDIC approved a final rule requiring banks to prepay on December 30, 2009 their estimated quarterly assessments for the fourth quarter of 2009, as well as all of 2010, 2011 and 2012.  The assessment rate that was used for the entire period was the Bank’s base assessment rate that was in effect as of September 30, 2009.  The rate will be increased by 3 basis points for all of 2011 and 2012 based on the FDIC’s expectation that industry earnings will be stronger.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution records an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount will be returned to the depository institution.

FDIC Insurance

As a member institution of the FDIC, deposit accounts at the bank were insured generally up to a maximum of $100,000 for each separately insured depositor, and up to a maximum of $250,000 for self-

directed retirement accounts.  In 2009, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  Additionally, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”) are fully insured regardless of the dollar amount until June 30, 2010.  The FDIC implemented the TLG Program on November 21, 2008.

Community Reinvestment Act

All FDIC insured institutions have a responsibility under the Community Reinvestment Act (‘‘CRA’’) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  The OCC, which is a governmental agency that overviews national banks, is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve.  The Act focuses specifically on low and moderate-income neighborhoods.  The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions.  A financial institution’s failure to comply with the CRA provisions could, at a minimum, result in regulatory restrictions on its activities including:

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

Payment of Dividends and Other Restrictions

Dividends are paid by the Corporation from its earnings, which are mainly provided by dividends from the Bank.  However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.  Under this restriction, at December 31, 2009, the Bank could declare dividends of $609,000 to the Corporation without prior regulatory approval.

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

Legislation and Regulations

USA Patriot Act

The USA PATRIOT Improvement and Reauthorization Act of 2005 became law on March 9, 2006.  This enactment extended the requirements of the original act signed into law in October 2001 and was renewed in March 2006.  The USA PATRIOT Act gives the federal government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements.  By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act included measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III imposed affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

The rules, developed by the Secretary of the Treasury, require that banks have procedures in place to:

• Verify the identity of persons applying to open an account

• Ensure adequate maintenance of the records used to verify a person’s identity, and

• Determine whether a person is on any US governmental agency list of known or suspected terrorists or a terrorist organization

The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions.  Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements.  In addition, federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities.  Riverview National Bank has adopted policies and procedures which are in compliance with these requirements

Multifactor Authentification

The bank regulatory agencies jointly published the ‘‘Interagency Guidance on Authentification in an Internet Banking Environment’’.  This guidance requires banks to implement enhanced security measures to authenticate customers using internet based services to process transactions that either access customer information or transfer funds to third parties.  The principles of this guidance apply to telephone banking systems and call centers if the same level of access is available through these services.

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

• Warn customers about the impact of making only the minimum payment under an open-end consumer credit plan

• Provide a toll free number for consumers to call for information regarding the consequences of making only minimum required payments

• Inform customers that interest attributed to the portion of a home secured loan that exceeds the property’s fair market value is not tax deductible

• Provide new disclosures on solicitations and applications for open-end credit plans containing an introductory rate

Ongoing Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, Riverview National Bank’s business is particularly susceptible to changes in the federal and state legislation and regulations.  Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for Riverview National Bank.  Riverview National Bank can neither predict if any such legislation will be adopted nor if adopted how it would affect the business of Riverview National Bank.  Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and, therefore, generally increases the cost of doing business.

Recent Developments

Emergency Economic Stabilization Act of 2008 and American Recovery and Reinvestment Act of 2009.  In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law and subsequently amended by the American

Recovery and Reinvestment Act of 2009 on February 17, 2009.  Under the authority of the EESA, as amended, the United States Department of the Treasury (the “Treasury”) created the Troubled Asset Relief Program (“TARP”) Capital Purchase Program and through this program invested in financial institutions by purchasing preferred stock and warrants to purchase either common stock or additional shares of preferred stock.  As of December 31, 2009, the Treasury will not make additional investments under the TARP Capital Purchase Program but is considering continuing a similar program for banks under $10 billion in assets under a different program.

Available Information

Riverview Financial Corporation is subject to the informational requirements of Section 15(d) of the Exchange Act, and, accordingly, files reports, and other information with the Securities and Exchange Commission.  The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, and Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Riverview Financial Corporation is an electronic filer with the SEC.  The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s internet site address is http://www.sec.gov.

Riverview Financial Corporation’s headquarters are located at 3rd and Market Streets, Halifax, Pennsylvania 17032, and its telephone number is (717) 896-3433.

At December 31, 2009, Riverview Financial Corporation had 53 full time employees and 10 part time employees.  In the opinion of management, Riverview Financial Corporation enjoys a satisfactory relationship with its employees.  Riverview Financial Corporation is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

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

Operating under the name “The First National Bank of Marysville, a division of Riverview National Bank”:

Office and Address

2040 Good Hope Road, Enola, Pennsylvania 17025 (leased)
1288 North Mountain Road, Harrisburg, Pennsylvania 17112 (leased)
55 South Main Street, Duncannon, Pennsylvania 17020 (leased)
200 Front Street, Marysville, Pennsylvania 17053 (owned)
500 South State Road, Marysville, Pennsylvania 17053 (owned)

Operating under the name “Halifax National Bank, a division of Riverview National Bank”:

Office and Address

Third and Market Streets, Halifax, Pennsylvania 17032 (owned)
311 South Market Street, Millersburg, Pennsylvania 17061 (owned)
Drive-through facility on 16 N. 3rd Street, Halifax, Pennsylvania 17032 (owned)
15 N. 3rd Street, Halifax, Pennsylvania 17032 (owned)
Parking Lot on N. 3rd Street, Halifax, Pennsylvania 17032 (owned)
Market Street Main Building (owned)
34 South Market Street, Elizabethville, Pennsylvania 17023 (leased)

All of these properties are in good condition and are deemed by management to be adequate for Riverview’s purposes.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a material adverse effect on the consolidated financial position or results of operations of Riverview.  There are no proceedings pending other than ordinary routine litigation incident to the business of Riverview and Riverview National Bank.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Riverview or Riverview National Bank or any of its properties.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized common stock of Riverview consists of 5,000,000 shares of common stock with a par value of $0.50 per share of which 1,750,003 shares were outstanding as of March 18, 2010 and held by approximately 370 holders of record.  The number of shareholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.  Riverview common stock is not listed or traded on any market or exchange but instead is traded in a local over-the-counter market and privately negotiated transactions under the symbol “RIVE”. Therefore, the stock is traded at irregular intervals.

Riverview pays dividends on the outstanding shares of common stock on a quarterly basis at the discretion of the Board of Directors which bases its decision on Riverview’s earnings, cash requirements and overall financial position.  The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.  Dividend information for the year 2008 reflects the dividends paid by First Perry Bancorp, Inc.

		Per Share Cash Dividends Paid
2009	First quarter	$0.100
	Second quarter	0.100
	Third quarter	0.100
	Fourth quarter	0.120
		$0.420

2008	First quarter	$0.078
	Second quarter	0.078
	Third quarter	0.078
	Fourth quarter	0.078
		$0.312

On March 3, 2010, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 31, 2010 to all common shareholders of record as of March 17, 2010.

Additional information relating to dividend restrictions can be found in Note 14 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data - incorporated in this Form 10-K.

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 7 under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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

We caution readers not to place undue reliance on these forward-looking statements.  They only reflect management’s analysis as of this date.  Riverview does not revise or update these forward-looking statements to reflect events or changed circumstances.  Please carefully review the risk factors described in this Annual Report on Form 10-K and other documents Riverview files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any other Current Reports on Form 8-K.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of Riverview’s consolidated financial statements and should be read in conjunction with the Consolidated Financial Statements of Riverview and Notes thereto and other detailed information appearing elsewhere in this Annual Report.

Critical Accounting Policies and Estimates

The consolidated financial statements include Riverview and its wholly-owned subsidiary, the Riverview National Bank.  All significant intercompany accounts and transactions have been eliminated.

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

Riverview’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The most significant accounting policies followed by Riverview are presented in Note 1 of the consolidated financial statements.  Note 1 presents significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Riverview and its results of operations.  Riverview has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the allowance for loan losses, valuation of its securities and accounting for income taxes.

The allowance for loan losses is established through a charge to earnings for the provision for loan losses.  In determining the balance in the allowance for loan losses, consideration is given to a variety of factors in establishing the estimate.  In estimating the allowance for loan losses, management considers current economic conditions, diversification of the loan portfolio, delinquency statistics and trends in actual and forecasted credit quality, results of internal loan reviews, borrowers’ perceived financial strengths, the adequacy of the underlying collateral, if collateral dependent, or present value of future cash flows and other relevant factors.  The use of different estimates and assumptions could produce different provisions for loan losses.  Additional information is provided in the “Provisions for Loan Losses”, “Allowance for Loan Losses” and “Credit Risk and Loan Quality” sections.

Declines in the fair value of securities held to maturity and available-for-sale, below their costs that are deemed to be other-than-temporarily impaired, are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Riverview to retain its investment in the issuer for a period of time sufficient to allow for any recovery in fair value.  No securities were deemed to be other-than-temporarily impaired as of December 31, 2009.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Riverview has deemed that its deferred tax assets will more likely than not be realized, and accordingly, has not established a valuation allowance for them.

OVERVIEW

Business Combination

On December 31, 2008 and pursuant to the Agreement and Plan of Consolidation (the “Agreement”), dated, June 18, 2008, as amended, by and between First Perry Bancorp, Inc. (“First Perry”) and HNB Bancorp, Inc. (“HNB”), Riverview Financial Corporation (“Riverview”), a Pennsylvania Corporation, was formed upon the completion of the consolidation of First Perry and HNB under Pennsylvania law.  Each outstanding share of common stock of First Perry and HNB was converted into 2.435 and 2.520 shares of Riverview’s common stock, respectively.  Further, The First National Bank of Marysville, the wholly owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated to form Riverview National Bank (the “Bank”), which is the wholly owned subsidiary of Riverview.  Riverview issued 1,750,003 shares of common stock and incurred $310,000 in transaction costs.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and to provide better efficiencies and cost savings through the consolidation of operations.

As a community-focused financial institution, Riverview, through its wholly-owned banking subsidiary, generates the majority of its revenues from net interest income derived from its core banking activities.  During 2009, Riverview continued to experience strong financial performance and achieved solid growth in assets, loans and deposits.  Riverview was able to successfully grow while maintaining its commitment to ensure strong credit quality, retain and expand customer relationships and prudently manage interest rate risk.  In addition, Riverview continues to be focused on business practices that not only provide value to its customers but to its shareholders as well.

The combined financial information for the year ended December 31, 2008 reflects the impact of the consolidation of First Perry’s and HNB’s combined financial condition under the purchase method of accounting with First Perry treated as the acquirer from an accounting standpoint.  Under this method of accounting, Riverview was formed and treated as a recapitalization of First Perry, with First Perry’s assets and liabilities recorded at their historical values, and HNB’s at their fair values on the date the consolidation was completed.  In accordance with Financial Accounting Standards Board Statement No. 141, Business Combinations, the financial information relating to the periods prior to December 31, 2008 of First Perry, the acquirer, is reported under the name of Riverview Financial Corporation.

Riverview’s results of operations are primarily derived from the management of spread income generated between the interest received on its interest-earning assets and the interest paid on its interest-bearing liabilities.  Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up of the balance sheet as well as the level of yield generated from interest-earning assets versus the costs associated with interest-bearing liabilities.  Riverview also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”) and from the sale of assets, such as loans or investments.   Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

As of the 2009 year end, Riverview achieved net income of $1,111,000, an increase of 199.5% from net income of $371,000 for the 2008 year end.  Basic earnings per share in 2009 were $0.63 per share, an increase of 61.5% from $0.39 per share in 2008.  The increase is primarily due to the fact that 2009 net income reflects the combined earnings of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank (the “consolidation”), which were consolidated on December 31, 2008 to form Riverview Financial Corporation, as compared with 2008 net income, which only represents the earnings of First Perry Bancorp, Inc., the holding company of The First National Bank of Marysville.  Further impacting the increase in net income was the growth of assets as a result of the consolidation, and Riverview’s management of its net interest margin during a period in which short-term interest rates remained at historic lows.  Return on average assets was 0.46% in 2009 compared to

0.29% in 2008.  Return on average equity was 4.45% in 2009 compared to 2.90% in 2008.  The increase in both ratios is attributable to the increase in net income during 2009.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Net interest income is the most significant component of Riverview’s net income as a result of its focus on traditional banking activities.  It is the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities.  The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and liabilities as well as changes in the mix of such assets and liabilities.  Riverview’s principal interest-earning assets are loans to individuals and small businesses, with a secondary source of income earned from the investment securities portfolio and other interest-earning deposits with banks.  Interest-bearing liabilities consist primarily of demand deposit accounts, time deposits, money market accounts, savings deposits, securities sold under agreements to repurchase and borrowings.  Generally, changes in net interest income are portrayed by net interest rate spread and net interest margin.  Net interest rate spread is equal to the difference between the average rate earned on interest-earning assets and the average rate incurred on interest-bearing liabilities.  Net interest margin is the average yield on interest-earning assets minus the average interest rate paid on interest-bearing deposits.  Net interest income growth is generally dependent upon balance sheet growth and maintaining or growing the net interest margin.  For analysis purposes, net interest income is evaluated on a fully tax-equivalent (“FTE”) basis.  The FTE basis is calculated by grossing up the yield on tax-exempt securities and loans by the Federal tax rate of 34% in order that the yield on tax-exempt assets may be comparable to interest earned on taxable assets.

2009 Compared to 2008

Total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax exempt assets — see Table 1 for calculation), by $5,135,000, or 70.1%, to $12,457,000 for 2009 from $7,322,000 for 2008.  This increase was due to the consolidation and organic growth, which contributed to the 85.8% increase in average interest-earning assets to $221,605,000 in 2009 from $119,246,000 in 2008.  The growth in average interest-earning assets was attributable to a 43.6 % increase in investment securities, 77.2% increase in loans and a 1651.3% increase in other interest-earning assets, mostly comprised of deposits with banks.  The increased volume offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.62% for 2009 from 6.14% in 2008.  The decline in the yield on earning assets was attributable to changes in market interest rates.

Total interest expense increased $1,816,000, or 59.7% to $4,860,000 for the year ended December 31, 2009 from $3,044,000 for the year ended December 31, 2008.  Cost of funds decreased to 2.48% at the end of 2009 from 2.87% at the end of 2008.  The decline in the cost of funds offset the increase in the volume of average interest-bearing liabilities.  While average interest-bearing liabilities increased due to the consolidation and deposit growth, Riverview paid off $20,796,000 in short-term borrowings and took advantage of declining interest rates by securing more cost effective long-term borrowings from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $3,319,000, or 77.6%, to $7,597,000 for the year ended December 31, 2009 from $4,278,000 for the year ended December 31, 2008.  Riverview’s net interest spread decreased to 3.14% at December 31, 2009 from 3.27% at December 31, 2008, while its net interest margin decreased to 3.43% at December 31, 2009 from 3.58% at December 31, 2008.  In consideration of the increased volume of interest-earning assets and interest-bearing liabilities, management proactively managed the cost associated with interest-bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest-earning assets declined.  Riverview’s ability to manage net interest income over a variety of interest rate and economic environments is important to its financial success.  Growth in net interest income is generally dependent upon the growth of the balance sheet and managing the net interest margin.

2008 Compared to 2007

Total interest income increased on a fully tax equivalent basis, by $692,000, or 10.4%, to $7,322,000 for the year ended December 31, 2008 from $6,630,000 for the year ended December 31, 2007.  This increase was attributable to a shift in the composition of interest-earning assets where the cash flows from investment securities and other interest-earning assets were reinvested in loans which generated a higher yield.

Total interest expense decreased $214,000, or 6.6%, to $3,044,000 in 2008 from $3,258,000 in 2007.  The decrease was attributable to a decline in cost of funds, which mitigated the impact of the 13.5% growth in total interest-bearing liabilities, which increased to $106,069,000 at the 2008 year end from $93,452,000 for 2007 as a result of increased borrowings.

Net interest income on a fully tax equivalent basis increased by $906,000, or 26.9%, to $4,278,000 for the year ended December 31, 2008 from $3,372,000 for the year ended December 31, 2007.  This was attributable to the growth in interest sensitive assets and prime rate decreases, which had the impact of reducing cost of funds.  The net interest spread (on a fully tax equivalent basis) increased to 3.27% for 2008 from 2.80 for 2008, while the net interest margin (on a fully tax equivalent basis) increased to 3.58% for 2008 from 3.20% for 2007.

Table 1 presents a summary of the Bank’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, adjusted to a fully tax-equivalent basis, for the years ended December 31, 2009, 2008 and 2007.

TABLE 1

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	2009			2008			2007
Year Ended December 31,	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$15,731	$514	3.27%	$15,917	$596	3.74%	$17,187	$664	3.86%
Tax-exempt securities (1)(2)	11,516	686	5.96%	3,061	208	6.80%	5,045	344	6.82%
Total securities	27,247	1,200	4.40%	18,978	804	4.24%	22,232	1,008	4.53%

Loans (1)(3)
Consumer	4,959	281	5.67%	3,622	276	7.62%	4,440	348	7.84%
Commercial	11,647	749	6.43%	9,030	626	6.93%	7,086	560	7.90%
Real estate	159,136	10,065	6.32%	86,553	5,585	6.45%	68,703	4,575	6.66%
Total loans	175,742	11,095	6.31%	99,205	6,487	6.54%	80,229	5,483	6.83%

Other interest-earning assets	18,616	162	0.87%	1,063	31	2.92%	3,015	139	4.61%

Total interest-earning assets	221,605	12,457	5.62%	119,246	7,322	6.14%	105,476	6,630	6.29%

Non-interest earning assets	21,217			10,007			9,450

Total Assets	$242,822			$129,253			$114,926

Liabilities and Shareholders’ Equity

Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$40,337	$602	1.49%	$17,020	$216	1.27%	$16,759	$436	2.60%
Savings deposits	28,709	302	1.05%	15,067	137	0.91%	15,617	203	1.30%
Time deposits	108,321	3,569	3.29%	51,059	1,942	3.80%	50,989	2,103	4.12%
Total deposits	177,367	4,473	2.52%	83,146	2,295	2.76%	83,365	2,742	3.29%

Borrowings:
Short-term borrowings	8,111	49	0.60%	9,743	152	1.56%	3,579	190	5.31%
Long-term borrowings	10,391	338	3.25%	13,180	597	4.53%	6,508	326	5.01%
Total borrowings	18,502	387	2.09%	22,923	749	3.27%	10,087	516	5.12%

Total interest-bearing liabilities	195,869	4,860	2.48%	106,069	3,044	2.87%	93,452	3,258	3.49%

Non-interest bearing liabilities:
Demand deposits	20,338			9,684			8,279
Other liabilities	1,652			692			857

Shareholders’ equity	24,963			12,808			12,338

Total Liabilities and Shareholders’ Equity	$242,822			$129,253			$114,926

Net Interest Income		$7,597			$4,278			$3,372

Net Interest Spread			3.14%			3.27%			2.80%

Net Interest Margin			3.43%			3.58%			3.20%

(1)   Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.

(2)   Available-for-sale securities are reported at amortized cost for purposes of calculating yields.

(3)   For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

Table 2 presents a summary of changes in interest income and interest expense resulting from changes in volumes (average balances) and changes in rates for the periods indicated.

TABLE 2

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2009 vs. 2008			2008 vs. 2007
	Increase/(Decrease)			Increase/(Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets:
Interest-bearing due from banks and federal funds sold	$151	$(20)	$131	$(53)	$(55)	$(108)
Securities, taxable (1)	(7)	(75)	(82)	(47)	(21)	(68)
Securities, tax-exempt (1)	503	(25)	478	(134)	(2)	(136)
Loans (1)	4,836	(228)	4,608	1,237	(233)	1,004
Net Change in Interest Income	5,483	(348)	5,135	1,003	(311)	692

Interest-Bearing Liabilities:
Interest-bearing demand deposits	349	37	386	3	(223)	(220)
Savings deposits	144	21	165	(5)	(61)	(66)
Time deposits	1,887	(260)	1,627	2	(163)	(161)
Borrowings:
Short-term borrowings	(8)	(95)	(103)	97	(135)	(38)
Long-term borrowings	(90)	(169)	(259)	302	(31)	271
Net Change in Interest Expense	2,282	(466)	1,816	399	(613)	(214)

CHANGE IN NET INTEREST INCOME	$3,201	$118	$3,319	$604	$302	$906

(1)                                  Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision recorded for the year ended December 31, 2009 was $1,125,000 as compared with $380,000 for the year ended December 31, 2008.   A higher provision was made to the allowance for loan losses in 2009 due to an increase in criticized loans, and particularly, the adverse classification of two large commercial loans deemed to be impaired which required specific reserves.  The allowance for loan losses was $2,560,000 or 1.48% of total loans outstanding at December 31, 2009 as compared to $1,710,000, or 0.96% of total loans at December 31, 2008.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the reserve for loan losses at December 31, 2009 is maintained at a level that is currently adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income continues to represent a considerable source of income for Riverview, representing 18.3% of the total revenues (comprised of net interest income and non-interest income) in 2009 and 12.1% in 2008.  Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”) and gains from the sale of loans and available-for-sale securities.

The increases in service charges on deposit accounts and other fee income for 2009 were generally attributable to the consolidation as well as increased core deposit activity.  Earnings from the cash value of life insurance increased in 2009 as compared with 2008 as a result of the consolidation as well as a gain of $26,000 from the proceeds of bank owned life insurance paid as a result of the death of a former director.  Also contributing to the increase in the 2009 non-interest income were gains from the sale of available-for-sale securities, which were $247,000 higher than the gains on sale recorded in 2008.  During 2009 the Bank recorded $443,000 in income, as compared with $50,000 recorded in 2008, that was generated from the sale of mortgage loans sold servicing released to Freddie Mac and to the Federal Home Loan Bank of Pittsburgh (“FHLB”) under its Mortgage Partnership Finance program (“MPF”).  The reason why this income is so much lower for 2008 is because the Bank did not partake in the sale of mortgage loans until the latter part of 2008 and due to a lower interest rate environment.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2009 and 2008.

	Years Ended December 31,
	(Dollars in thousands)
Non-Interest Income	2009	Increase (Decrease) Amount	%	2008
Service charges on deposit accounts	$288	$132	84.6%	$156
Other service charges and fees	358	138	62.7%	220
Earnings on cash value of life insurance	262	162	162.0%	100
Gain on sale of available-for-sale securities	287	247	617.5%	40
Gain from sale of held for sale mortgage loans	443	393	786.0%	50
	$1,638	$1,072	189.4%	$566

Non-Interest Expenses

The increase of $2,556,000 or 64.2% in non-interest expenses is primarily attributable to the consolidation, increased professional fees relating to the consolidation and costs associated with the merger of systems and processes to expedite the union of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and their wholly-owned subsidiaries, The First National Bank of Marysville and Halifax National Bank.

During the second quarter of 2009, the Bank updated its standard costs relating to the origination of all types of loans.  Generally accepted accounting principles relating to Accounting for Nonrefundable Fees and Costs Associated with Originating of Acquiring Loans and Initial Direct Costs of Leases establish the accounting treatment for fees and initial direct costs associated with the origination of a loan, where direct loan costs may be deferred and capitalized.  These costs will be expensed over the life of the related loan as a reduction of the loan yield.  Direct loan costs capitalized during 2009 increased $330,000 over 2008 as a result of the updated cost structure, the consolidation of the loan portfolios of the two merged banks, and the volume loan originations.  In recording the deferral of these direct loan costs, it had the immediate impact of reducing salary expense by $376,000 during the twelve months ended December 31, 2009 as compared with $46,000 recorded in 2008.

With regard to the FDIC premium, on November 12, 2009, the Board of Directors of the FDIC adopted a final rulemaking requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount will be returned to the depository institution.  This expense for 2009  is higher than that of 2008 because of the expense incurred to record the special FDIC assessment that was required to be accrued during the second quarter but paid at the end of the third quarter of 2009.  All FDIC insured financial institutions were required to pay this special assessment.  In addition, there was a higher expense associated with the “regular” FDIC assessment as compared with the 2008 assessment, at which time the Bank received a one-time credit.

The following table presents the components of non-interest expenses and the related changes for the years ended 2009 and 2008:

	Years Ended December 31,
	(Dollars in thousands)
Non-Interest Expenses	2009	Increase (Decrease) Amount	%	2008
Salaries and employee benefits	$3,048	$843	38.2%	$2,205
Occupancy expense	675	226	50.3%	449
Equipment expense	425	212	99.5%	213
Telecommunications and processing charges	480	237	97.5%	243
Postage and office supplies	225	131	139.4%	94
FDIC premium	433	388	862.2%	45
Bank shares tax expense	257	153	147.1%	104
Directors’ compensation	219	114	108.6%	105
Professional services	266	79	42.3%	187
Other expenses	511	173	51.2%	338
Total non-interest expenses	$6,539	$2,556	64.2%	$3,983

Income Taxes

The provision for federal income tax expense (benefit) was $153,000 for the year ended December 31, 2009 as compared to ($42,000) for the year ended December 31, 2008.  The tax provision increased $195,000, or 464.3%, as a result of the increased level of net income achieved in 2009.  The tax provision reflects an effective tax rate of approximately a 12.1% expense for 2009 and a 13.0% benefit for 2008.  The effective tax rate continues to be less than the statutory Federal tax rate of 34%.  The difference between the statutory and effective tax rates reflects the tax-exempt status of interest income on loans and obligations of state and political subdivisions and the impact of the earnings from the cash surrender value of bank owned life insurance.

FINANCIAL CONDITION

Securities

Riverview’s securities portfolio is comprised of securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits.  Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines.  Adherence to these policies is monitored by Riverview’s Asset/Liability Committee (“ALCO”) on a quarterly basis.

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

TABLE 3

SECURITIES

	December 31,
	2009	2008	2007
	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$2,375	$7,264	$4,092
State and municipal	14,950	9,373	4,480
Mortgage-backed securities	17,258	11,181	11,718
Corporate debt securities	—	302	—
	$34,583	$28,120	$20,290

During 2009 U.S. Government agencies declined as a result of investment maturities, prepayments and calls.  The balance of state and municipal bonds increased during 2009 due to the Bank’s need to generate more tax-exempt income to complement the increase in its net income.  In addition, mortgage-backed securities increased during 2009.  During the third quarter of 2009, management decided to sell most of its mortgage-backed securities that were issued by the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”).  The reason for doing this was to alleviate some of the credit risk associated with these particular U.S. Government agencies in light of the fact that they do not carry a full-faith credit guaranty by the government.  The proceeds of the sale of these securities plus additional funds that were on deposit with banks were reinvested in mortgage-backed securities issued by the Government National Mortgage Association (“GNMA”), which is a government owned corporation and carries the full-faith credit guarantee of the United States federal government.

Included in the carrying values of investment securities at December 31, 2009 is a net unrealized gain of $245,000, compared to a net unrealized gain of $56,000 at December 31, 2008.  At December 31, 2009, the unrealized gain on securities available-for-sale, net of tax, included in shareholders’ equity totaled $161,000, compared to $37,000 at December 31, 2008.  The net increase in the carrying value of securities is reflective of declines in the interest rate environment and a shorter duration of the portfolio which will cause the securities to trade closer to par.

No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of December 31, 2009.

Investment in stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  Throughout most of 2008, Riverview earned a return or dividend based upon the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  The FHLB has not violated its agreement with its member banks by not repurchasing excess capital stock in that it is not generally required to redeem membership stock until five years after the membership has terminated.  Based on the financial results of the FHLB for the years ended December 31, 2009 and 2008, management believes that the suspension of both the dividend payment and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Table 4 presents the maturities and average weighted yields of the securities portfolio at fair value as of December 31, 2009.  Yields are based on amortized cost.

TABLE 4

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years or No Maturity		Total
Due In:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$512	1.32%	$1,357	2.84%	$506	4.35%	$—	—	$2,375	2.84%
State and municipal	—	—	1,391	5.47%	4,809	5.71%	8,750	5.80%	14,950	5.74%
Mortgage-backed securities	—	—	—	—	2,736	2.69%	14,522	3.63%	17,258	3.48%
	$512	1.32%	$2,748	4.17%	$8,051	4.60%	$23,272	4.45%	$34,583	4.42%

All securities are available-for-sale and are accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  At December 31, 2009, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $170,384,000, a decrease of $6,085,000, or 3.4%, as compared with $176,469,000 as of December 31, 2008.  Loans receivable, net of the allowance for loan losses, represent 67.4% of total assets and 79.3% of total deposits as of December 31, 2009, as compared to 76.1% and 101.2%, respectively, at December 31, 2008.  All of Riverview’s loans are to domestic borrowers.

Table 5 presents the composition of the total loan portfolio for the periods presented:

TABLE 5

TOTAL LOANS OUTSTANDING

	December 31,
		% of		% of		% of		% of		% of
(Dollars in thousands)	2009	Total	2008	Total	2007	Total	2006	Total	2005	Total

Commercial, financial, agricultural	$13,614	7.9%	$12,967	7.3%	$8,845	10.5%	$5,722	7.4%	$6,822	9.9%
Real Estate:
Construction	17,372	10.1%	18,173	10.2%	9,059	10.8%	3,936	5.1%	1,411	2.0%
Mortgage	92,206	53.3%	94,322	52.8%	47,324	56.3%	47,082	60.6%	43,741	63.2%
Commercial	46,728	27.0%	48,773	27.3%	15,352	18.2%	16,061	20.7%	12,213	17.7%
Consumer installment	2,988	1.7%	4,210	2.4%	3,558	4.2%	4,795	6.2%	4,983	7.2%
Total loans	172,908	100.0%	178,445	100.0%	84,138	100.0%	77,596	100.0%	69,170	100.0%
Deferred loan fees	36		(266)		(234)		(248)		(236)
Total loans, net of fees	172,944		178,179		83,904		77,348		68,934
Allowance for loan losses	(2,560)		(1,710)		(970)		(867)		(591)
Total loans, net	$170,384		$176,469		$82,934		$76,481		$68,343

The decline in loans is attributable to an increase in the sale of loan participations.  In addition, less mortgage loans were recorded in the portfolio during 2009 since the Bank sold a greater number of mortgage loans servicing released to Freddie Mac and to the FHLB under its MPF program.  The benefit of selling mortgage loans versus keeping them in the portfolio resulted in generating fee income while eliminating the interest rate risk associated with those loans.  Going forward, the Bank will continue to evaluate its options regarding residential mortgage loans in consideration of its relationship with its customers, the interest rate environment and overall economic conditions.  In general, management projects continued growth in the loan portfolio as additional staff has been hired, and as the economy improves and opportunities are identified in Riverview’s market area.

Riverview manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis.  Riverview conducts a semi-annual independent review of the loan portfolio to provide continual assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits.  Separately, every loan booked and loan turndown undergoes an internal audit review for conformity with established policies and a review for compliance with current regulatory lending laws.  Riverview has not lessened its loan underwriting criteria during this time, and management believes its standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

Table 6 summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

TABLE 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2009

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$5,576	$5,488	$2,550	$13,614
Real estate, construction	10,451	6,319	602	17,372
Total	$16,027	$11,807	$3,152	$30,986

By interest rate structure:
Fixed rate	$4,169	$6,791	$3,151	$14,111
Variable rate	11,858	5,016	1	16,875
Total	$16,027	$11,807	$3,152	$30,986

Credit Risk and Loan Quality

Riverview strives to proactively monitor credit risk and exposure to ensure and protect the high quality of its loan portfolio.  Credit policy requires that underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan.  These practices have contributed to the strength and credit quality of the Riverview’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

Table 7 presents information about Riverview’s nonperforming loans and nonperforming assets for the periods presented.

TABLE 7

RISK ELEMENTS AND ASSET QUALITY RATIO

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Non-accruing loans	$3,123	$128	$210	$765	$25
Accruing loans past due 90 days or more	219	152	932	515	68
Total nonperforming loans	3,342	280	1,142	1,280	93
Foreclosed real estate	312	144	327	—	—
Total nonperforming assets	$3,654	$424	$1,469	$1,280	$93

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$193	$10	$64	$55	$3

Interest income for above loans included in net income for the period	$89	$8	$51	$34	$1

Ratios:
Nonperforming loans to total loans	1.93%	0.16%	1.38%	1.67%	0.14%

Nonperforming assets to total assets	1.44%	0.18%	1.20%	1.12%	0.09%

Allowance for loan losses to nonperforming loans	76.60%	610.71%	84.94%	67.73%	635.48%

Commitments to lend additional funds to nonperforming loan customers	$0	$0	$0	$0	$0

Total nonperforming loans (comprised of non-accruing loans and loans past due for more than 90 days) as of December 31, 2009, increased $3,062,000, to $3,342,000 as compared to $280,000 as of December 31, 2008.  The increase in nonperforming loans at the 2009 year end as compared with the 2008 year end is largely attributable to two particular commercial loans, whose businesses were negatively affected by the downturn in the economy and were place in a non-accrual status.  At December 31, 2009, the loans to these two borrowers were deemed impaired, evaluated in accordance with the accounting standard relating to Accounting by Creditors for Impairment of a Loan and appropriate additions to the loan loss reserve were made.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $312,000 in foreclosed real estate acquired through foreclosure as of December 31, 2009 as compared with $144,000 as of December 31, 2008.  Foreclosed real estate is recorded at fair value.

Potential problem loans are loans not disclosed as non-performing or troubled debt restructurings but where there is known information about possible credit problems of borrowers that cause serious doubts as to the ability of such borrowers to comply with loan repayment terms.  As of December 31, 2009 and 2008 there were no such potential problem loans.

As a result of worsening local and national economic conditions and the softness in real estate in the market served by Riverview, management continues to be attentive to potential deterioration in credit quality due to economic pressures.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio continue to provide adequate collateral support and management does not anticipate any material decline in Riverview’s ability to collect on these loans.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its loan loss allowance may be warranted as a result of those economic factors it cannot control.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of December 31, 2009 and 2008:

(Dollars in thousands)	December 31, 2009	December 31, 2008
Loans to Lessors of:
Residential buildings and dwellings	$31,934	$18,068
Nonresidential buildings	19,321	13,344

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management has stress tested this portfolio by applying a 24% vacancy factor to the properties securing these loans and determined that the loans can still generally perform as agreed.

It is noted that the actual vacancy factors in Riverview’s market area in each class of non-residential space increased 1% to 4% during 2009, ending the year with total vacancies ranging from 6% to 12%.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  Management does not believe that this concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed bi-monthly as to their status.  Management is not aware of any material potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

The allowance for loan losses is a reserve established in the form of a provision expense for loan losses and is reduced by loan charge-offs net of recoveries.  When loans are deemed to be uncollectible, they are charged off.  Management has established a reserve that it believes is adequate for estimated losses in the loan portfolio. In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Riverview’s audit committee detailing significant events that have occurred since the last review.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

The following Table 8 sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

TABLE 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005

Allowance, beginning of year	$1,710	$970	$867	$591	$466
Provision for loan losses	1,125	380	120	295	150
Allowance acquired from HNB	—	496	—	—	—

Loans charged off:
Commercial, financial, agricultural	217	32	—	—	—
Real estate mortgage	59	125	14	—	—
Installment	—	2	15	26	26
Total charged-off	276	159	29	26	26

Loan recoveries:
Real estate mortgage	—	23	4	2	—
Installment	1	—	8	5	1
Total recoveries	1	23	12	7	1
Net loans charged off	275	136	17	19	25

Allowance, end of year	$2,560	$1,710	$970	$867	$591

Net charge-offs to average loans	0.16%	0.14%	0.02%	0.03%	0.04%
Allowance for loan losses to total loans	1.48%	0.96%	1.16%	1.12%	0.86%

In consideration of the risks and trends associated with the loan portfolio and the increase in non-performing loans, management allocated a $1,125,000 provision to the allowance for loan losses during 2009, which resulted in a total allowance of $2,560,000 as of December 31, 2009 as compared with $1,710,000 as of December 31, 2008.  Management continues to assess the effects of potential declines in the local economy and the local real estate values when determining specific allocations related to impaired loans.

The following Table 9 details the allocation of the allowance for loan losses to the various loan categories at December 31, 2009, 2008, 2007, 2006 and 2005.  The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur.  The total allowance is available to absorb losses from any segment of loans.

TABLE 9

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2009		2008		2007		2006		2005
		% Gross		% Gross		% Gross		% Gross		% Gross
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$819	7.9%	$124	7.3%	$165	10.5%	$114	7.4%	$139	9.9%
Real estate loans:
Construction	18	10.1%	77	10.2%	47	10.8%	50	5.0%	2	2.0%
Mortgage	356	53.3%	403	52.8%	419	56.2%	427	60.7%	82	63.2%
Commercial	1,293	27.0%	928	27.3%	216	18.3%	226	20.7%	359	17.7%
Consumer loans	74	1.7%	116	2.4%	43	4.2%	36	6.2%	9	7.2%
Unallocated	—	n/a	62	n/a	80	n/a	14	n/a	—	n/a

Total	$2,560	100.0%	$1,710	100.0%	$970	100.0%	$867	100.0%	$591	100.0%

A significantly greater percentage of the allowance for loan losses shifted towards the commercial, financial, and agricultural loans segment at December 31, 2009 versus December 31, 2008.  This primarily reflects one commercial borrower whose business was negatively affected by the downturn in the economy.  This loan was deemed impaired and a specific allocation to the allowance for loan losses was made.  The remaining increase in the allocation for this segment of loans is consistent with the growth in this portfolio combined with weakened economic factors and the inherently higher level of credit risk associated with commercial borrowings in general.  The percentage of the allowance allocated to commercial real estate loans increased at December 31, 2009 compared to December 31, 2008.  The overall quality of commercial real estate portfolio has remained consistent and the size of the portfolio was reduced by $2,045,000 since the 2008 year end.  However, the increase in the dollar amount of reserves in this segment relates to one land development loan which, due to market conditions, was deemed impaired and required a specific allocation to the allowance for loan losses.

Management currently believes the allowance for loan losses at December 31, 2009 is adequate to absorb losses inherent in the loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors discussed above.

Deposits

Riverview generates and services deposits through the Bank’s traditional branch banking delivery system.  Deposits are Riverview’s major source of funds available for lending and other investment purposes.  Total deposits at December 31, 2009, were $214,936,000, an increase of $40,583,000, or 23.3%, over total deposits of $174,353,000 as of December 31, 2008.  This increase was due to the consolidation and attributable to organic growth particularly in the interest-bearing demand deposit category, which experienced growth of 170.8 % at December 31, 2009 since the 2008 year end.  This increase is attributable to customer demand for the Bank’s Hometown Checking demand deposit product.

Table 10 sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2009, 2008 and 2007.  All deposits are domestic deposits.

TABLE 10

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

	December 31,
	2009		2008		2007
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$20,338	0.00%	$9,684	0.00%	$8,279	0.00%
Interest-bearing demand	40,337	1.49%	17,020	1.27%	16,759	2.60%
Savings	28,709	1.05%	15,067	0.91%	15,617	1.30%
Time	108,321	3.29%	51,059	3.80%	50,989	4.12%

Total deposits	$197,705		$92,830		$91,644

Table 11 displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2009.

TABLE 11

DEPOSIT MATURITIES

(In thousands)	Time Certificates

Three months or less	$5,380
Over three months but within six months	5,785
Over six months but within twelve months	7,040
Over twelve months	11,926
Total	$30,131

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh.  Short-term borrowings decreased $20,516,000 to $807,000 at December 31, 2009 as compared with $21,323,000 as of December 31, 2008.  Management’s decision to utilize the proceeds from the growth in deposits during 2009 to pay off all of the short-term borrowings that were outstanding with the FHLB was initiated for the purpose of lowering the Bank’s cost of funds

Long-term borrowings are generally utilized as a resource to fund growth.  Riverview also considers the use of long-term borrowings as a means of managing its cost of funds.  Long-term borrowings are also utilized as a tool to control interest rate positions within the overall asset-liability management function.  All borrowings of this nature have been provided through the FHLB.  Long-term borrowings as of December 31, 2009 increased $664,000 from the prior year end to $10,697,000 as compared to $10,033,000 as of December 31, 2008.

Additional information relating borrowings can be found in Note 11 — Borrowings — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

Shareholders’ Equity and Capital Requirements/Ratios

The net result of activity that affected shareholders’ equity during the year resulted in an increase of $512,000 in total shareholders’ equity to $24,717,000, at December 31, 2009, from $24,205,000, at December 31, 2008.  A summary of the transactions include:

•                  Net income of $1,111,000 generated in 2009;

•                  An increase of $124,000 in the change of accumulated other comprehensive income associated with the net unrealized gains on securities available-for-sale;

•                  The payment of quarterly cash dividends to shareholders totaling $736,000 in 2009 reduced shareholders’ equity.

•                  The recording of $13,000 in compensation cost associated with the granting of options.

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

The Bank is also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier I capital) to quarterly average balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other institutions are expected to maintain capital levels of at least 1% or 2% above that minimum.  As of December 31, 2009, the Bank had a Tier I leverage ratio of 9.0%.

Table 13 provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2009 and 2008, including the consolidation of The First National Bank of Marysville and Halifax National Bank at December 31, 2008:

TABLE 13

CAPITAL RATIOS

	December 31,
(Dollars in thousands)	2009	2008

Tier 1 capital	$22,532	$21,732
Tier II, allowable portion of:
Allowance for loan losses	1,981	1,710

Total capital	$24,513	$23,442

Tier I risk-based capital ratio	14.3%	14.3%

Total risk-based capital ratio	15.5%	13.2%

Tier I leverage ratio	9.0%	9.5%

Note:      Unrealized gains or losses on securities available-for-sale and goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2009 and 2008, the Bank exceeded the minimum regulatory capital requirements and was considered to be “well capitalized” under applicable federal regulations.  Additional information relating to regulatory capital ratios can be found in Note 14 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data incorporated in this Form 10-K.

The maintenance of a solid capital foundation continues to be a primary goal for Riverview.   An objective of the capital planning process is to balance effectively the retention of capital to support future growth, while at the same time, providing shareholders with an attractive long-term return on their investment.  Management believes that Riverview’s capital position is adequate to support current operations and growth, and anticipates earnings to grow in tandem with asset growth.  However, management is conscious of the impact that either rapid expansion or lower than projected earnings may potentially have on deteriorating Riverview’s capital position.  Management proactively monitors the capital levels to ensure that they remain well in line with regulatory requirements, and is positioned to enact appropriate measures to ensure the strength of Riverview’s capital position.  While Riverview continues to look for growth opportunities, there are no other known events, trends or circumstances that would adversely impact capital.

Securities Authorized for Issuance Under Equity Compensation Plans

                In January 2009, Riverview implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  The following table discloses the number of outstanding options granted by Riverview to participants in equity compensation plans not approved by shareholders, as well as the number of securities remaining available for future issuance under the plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

2009 Non-Qualified Stock Option Plan	170,000	$16.00	-0-

The vesting schedule is a seven year cliff, which means that the options are 100% vested in 2016, which is the seventh year following the grant date and expire in 2019, which is ten years following the grant date.  Additional information relating to the 2009 Stock Option Plan can be found in Note 9 — Pension and Other Benefit Plans — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

Off-Balance Sheet Arrangements

Riverview’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments at December 31, 2009, were $19,991,000.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Riverview.  Refer to Note 12 of the consolidated financial statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $27,533,000 at December 31, 2009 as compared to $6,968,000 at December 31, 2008.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At December 31, 2009, unpledged available-for-sale securities with a carrying value of $13,203,000 were readily available for liquidity purposes, as compared with $11,362,000 at December 31, 2008.  The increase of $1,841,000 in unpledged available-for-sale securities was attributable to the growth in the investment portfolio and reducing collateral requirements as a result of paying off short-term FHLB borrowings.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit $100,000 and over, were $184,805,000 at December 31, 2009 as compared to $143,279,000 at December 31, 2008.  The increase in core deposits is the result of the consolidation and organic deposit growth attributable to the Bank’s Hometown Checking demand deposit product.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of December 31, 2009, Riverview had access to two formal borrowing lines totaling $95,218,000 with the aggregate amount outstanding on these lines totaling $10,678,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at December 31, 2009 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

Return on Equity and Assets

The following table presents ratios as of the dates presented:

	December 31,
	2009	2008	2007

Return on average assets	0.46%	0.29%	0.47%
Return on average equity	4.45%	2.90%	4.34%
Dividend payout ratio	66.25%	79.49%	55.36%
Average equity to average assets ratio	10.28%	9.91%	10.74%

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

December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Riverview Financial Corporation
Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation and subsidiary as of December 31, 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended.  Riverview Financial Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and subsidiary as of December 31, 2009, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
March 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Riverview Financial Corporation
Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheet of Riverview Financial Corporation and subsidiary as of December 31, 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the year then ended.  Riverview Financial Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the corporation’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and subsidiary as of December 31, 2008, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

ParenteBeard LLC

Harrisburg, Pennsylvania

April 7, 2009

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
	(In thousands, except share data)
Assets
Cash and due from banks	$6,339	$4,545
Federal funds sold	—	1,034
Interest-bearing deposits	18,494	439
Cash and Cash Equivalents	24,833	6,018

Interest-bearing time deposits with banks	2,700	950
Investment securities available-for-sale	34,583	28,120
Mortgage loans held for sale	—	1,124
Loans, net of allowance for loan losses of $2,560 and $1,710	170,384	176,469
Premises and equipment	7,238	7,472
Accrued interest receivable	782	812
Restricted investments in bank stocks	2,410	2,075
Cash value of life insurance	5,574	5,258
Foreclosed assets	312	144
Goodwill	1,796	1,785
Intangible assets	141	173
Other assets	2,185	1,511

Total Assets	$252,938	$231,911
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$19,299	$19,614
Demand, interest-bearing	69,833	25,789
Savings and money market	27,999	27,877
Time	97,805	101,073

Total Deposits	214,936	174,353

Short-term borrowings	807	21,323
Long-term borrowings	10,697	10,033
Accrued interest payable	389	499
Other liabilities	1,392	1,498

Total Liabilities	228,221	207,706

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares	875	875
Surplus	11,252	11,239
Retained earnings	12,429	12,054
Accumulated other comprehensive income	161	37

Total Shareholders’ Equity	24,717	24,205

Total Liabilities and Shareholders’ Equity	$252,938	$231,911

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$11,021	$6,406
Investment securities - taxable	514	558
Investment securities - tax exempt	453	137
Federal funds sold	4	28
Interest-bearing deposits	140	3
Dividends	18	38

Total Interest Income	12,150	7,170

Interest Expense
Deposits	4,473	2,295
Short-term borrowings	49	152
Long-term debt	338	597

Total Interest Expense	4,860	3,044

Net Interest Income	7,290	4,126

Provision for Loan Losses	1,125	380

Net Interest Income after Provision for Loan Losses	6,165	3,746

Noninterest Income
Service charges on deposit accounts	288	156
Other service charges and fees	358	220
Earnings on cash value of life insurance	262	100
Gain on sale of available-for-sale securities	287	40
Gain on sale of mortgage loans	443	50

Total Noninterest Income	1,638	566

Noninterest Expenses
Salaries and employee benefits	3,048	2,205
Occupancy expenses	675	449
Equipment expenses	425	213
Telecommunication and processing charges	480	243
Postage and office supplies	225	94
FDIC premium	433	45
Bank shares tax expense	257	104
Directors’ compensation	219	105
Professional services	266	187
Other expenses	511	338

Total Noninterest Expenses	6,539	3,983

Income before Income Taxes (Benefit)	1,264	329

Applicable Federal Income Taxes (Benefit)	153	(42)

Net Income	$1,111	$371

Earnings Per Share - Basic and Diluted	$0.63	$0.39

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2009 and 2008

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance - January 1, 2008	$481	$317	$11,983	$(26)	$12,755

Comprehensive income:
Net income	—	—	371	—	371
Other comprehensive income	—	—	—	63	63

Total Comprehensive Income					434

Issuance of common stock in exchange for HNB Bancorp, Inc. common stock	394	10,922	—	—	11,316

Cash dividends, $0.31 per share	—	—	(300)	—	(300)

Balance - December 31, 2008	875	11,239	12,054	37	24,205

Comprehensive income:
Net income	—	—	1,111	—	1,111
Other comprehensive income	—	—	—	124	124

Total Comprehensive Income					1,235

Compensation cost of option grants	—	13	—	—	13

Cash dividends, $0.42 per share	—	—	(736)	—	(736)

Balance - December 31, 2009	$875	$11,252	$12,429	$161	$24,717

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,111	$371
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	567	332
Provision for loan losses	1,125	380
Granting of stock options	13	—
Net amortization of premiums on securities available-for-sale	150	48
Net realized gain on sale of securities available-for-sale	(287)	(40)
Amortization of intangible assets	32	—
Deferred income taxes	(115)	(147)
Proceeds from sale of mortgage loans	30,862	3,715
Net gain on sale of mortgage loans	(443)	(50)
Mortgage loans originated for sale	(29,295)	(4,789)
Earnings on cash value of life insurance	(236)	(100)
Increase in accrued interest receivable and other assets	(593)	(458)
Increase (decrease) in accrued interest payable and other liabilities	(216)	330

Net Cash Provided by (Used in) Operating Activities	2,675	(408)

Cash Flows from Investing Activities
Net purchases of interest-bearing time deposits	(1,750)	—
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	13,515	8,651
Proceeds from sales	6,942	2,731
Purchases	(26,595)	(6,001)
Net increase in restricted stock	(335)	(566)
Net (increase) decrease in loans	4,648	(26,976)
Net cash acquired in business combination	—	2,870
Purchases of premises and equipment	(333)	(279)
Proceeds from sale of foreclosed assets	144	327
Capitalized business combination transaction costs	(11)	—
Purchase of life insurance	(249)	—
Proceeds from life insurance	169	—

Net Cash Used in Investing Activities	(3,855)	(19,243)

Cash Flows from Financing Activities
Net increase in deposits	40,583	6,175
Net increase (decrease) in short-term borrowings	(20,516)	16,622
Proceeds from long-term borrowings	5,678	2,500
Payments on long-term borrowings	(5,014)	(8,411)
Dividends paid	(736)	(300)

Net Cash Provided by Financing Activities	19,995	16,586

Net Increase (Decrease) in Cash and Cash Equivalents	18,815	(3,065)

Cash and Cash Equivalents - Beginning	6,018	9,083

Cash and Cash Equivalents - Ending	$24,833	$6,018

Supplementary Cash Flows Information

Interest paid	$4,928	$3,067

Income taxes paid	$255	$58

Transfer of loans to foreclosed assets	$312	$144

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Cash and Cash Equivalents

Cash and cash equivalents, for purposes of the statement of cash flows, consist of cash and due from banks, federal funds sold and interest-bearing deposits in other banks.  Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date.

Investment securities available-for-sale are those securities that the Corporation intends to hold for an indefinite period of time, but not necessarily to maturity.  Any decision to sell a security classified as available-for-sale would be based on various factors, including movements in interest rates, changes in the maturity mix of the Corporation’s assets and liabilities, liquidity needs, regulatory considerations and other similar factors.  Investment securities available-for-sale are carried at fair value.  Unrealized gains or losses are reported as changes in other comprehensive income, net of the related deferred tax effect.  Any realized gains or losses, based on the amortized cost of specific securities sold, are included in current operations.  Premiums and discounts are recognized in interest income using the interest method over the terms of the securities.

Through December 31, 2009, unrealized holding gains and losses, net of tax, on investment securities available-for-sale were reported as a net amount in a separate component (“accumulated other comprehensive income”) of shareholders’ equity until realized.  In April 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement (ASC 320, Investments-Debt and Equity Securities) that amends other-than-temporary

Note 1 - Summary of Significant Accounting Policies (Continued)

impairment (OTTI) guidance for debt securities.  The pronouncement changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the Corporation’s management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (a) it does not have the intent to sell the security; and (b) whether it is more likely than not that it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are considered to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The pronouncement does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The pronouncement is effective for the year ended December 31, 2009 and had no significant impact to the Corporation’s financial statements.

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  During 2009, the Bank entered into an agreement with Freddie Mac to sell loans with servicing release.  This was in addition to the agreement that the Bank entered into in 2008 to sell loans service released under the Federal Home Loan Bank of Pittsburgh’s (“FHLB”) Mortgage Partnership Finance program (“MPF”). Premiums and discounts and origination fees and cost on loans held for sale are deferred and recognized as a component of the gain or loss on sale.  Loan sales under the Freddie Mac and MPF programs have been made on a recourse basis.  Recourse obligations, if any, are determined based upon an estimate of probable credit losses over the term of the loan, and are not material to the consolidated financial statements.

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

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and all unpaid interest accrued is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Note 1 - Summary of Significant Accounting Policies (Continued)

Purchased loans with evidence of credit quality deterioration for which it is probable at purchase that all contractually required payments will not be collected are accounted for under an accounting standard relating to Accounting for Certain Loans or Debt Securities Acquired at Transfer.  This standard addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans acquired in a transfer if those differences are attributable, at least in part, to credit quality.  This standard requires impaired loans to be recorded at fair value and prohibits carrying over valuation allowances in the initial accounting for loans acquired in a transfer, including loans acquired in a purchase business combination.  Under this standard, the excess of cash flows expected at purchase over the purchase price is recognized as interest income over the life of the loans.  Subsequent increases in cash flows expected to be collected are recognized prospectively through an adjustment of the loan’s yield over its remaining life.  Decreases in expected cash flows are recognized as impairments.

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

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes.  When property is retired or disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.  Major additions or replacements are capitalized, while repairs and maintenance are charged to expense as incurred.

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred.  Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2009 and 2008, consists of the common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluates the restricted stock for impairment in accordance with the accounting standard relating to Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2009.

Transfers of Financial Assets

Transfers of financial assets, including loans and loan participation sales, are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the corporation , (2) the

Note 1 - Summary of Significant Accounting Policies (Continued)

transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the corporation does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Cash Value of Life Insurance

The Corporation invests in bank owned life insurance (“BOLI”) as a source of funding employee benefit expenses.  BOLI involves the purchase of life insurance by the Corporation on a chosen group of directors and select management of the Bank.  The Corporation is the owner and beneficiary of the policies.  The life insurance investment is carried at the cash surrender value of the underlying policies.  These amounts are immediately available to the Corporation upon surrender of the policies.  Income generated from the increase in the cash surrender value of the policies is included in other income on the income statement.

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

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired.  As a result of the adoption of the accounting standard relating to Goodwill and Other Intangible Assets, business acquisition goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment.  Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2009 year end.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

changes in tax rates and laws.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for applicable income taxes.

On January 1, 2008, the Corporation adopted the provisions of an accounting standard relating to Accounting for Uncertainty in Income Taxes — an interpretation of Accounting for Income Taxes, which clarifies the accounting for uncertainty in tax positions.  The adoption of this accounting standard did not have an impact on the Corporation’s financial statements.  The Corporation’s policy is to recognize interest and penalties on unrecognized tax benefits, if any, in the income tax expense in the consolidated statements of income.  The tax years subject to examination by the taxing authorities are the tax years ended December 2009, 2008, 2007 and 2006.  See Note 10 for further discussion.

Advertising

Advertising costs are expensed as incurred and totaled $43,000 and $29,000 for the years ending December 31, 2009 and 2008, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents.  The Corporation’s common stock equivalents consist of outstanding common stock options, which amounted to 170,000 options as of the 2009 year end as compared with none as of the 2008 year end.  The following table presents the amounts used in computing earnings per share for the years ended December 31, 2009 and 2008.

		Income Numerator	Common Shares Denominator	EPS
		(In thousands, except per share data)

2009:
	Basic EPS	$1,111	1,750	$0.63
	Dilutive effect of potential common stock options	—	—	—

	Diluted EPS	$1,111	1,750	$0.63

2008:
	Basic EPS	$371	963	$0.39
	Dilutive effect of potential common stock options	—	—	—

	Diluted EPS	$371	963	$0.39

Earnings and dividends per share have been adjusted to reflect the additional shares exchanged to First Perry and HNB shareholders upon the formation of the Corporation as of December 31, 2008.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income (loss), which represents a component of shareholders’ equity, represents the net unrealized gain (loss) on securities available-for-sale, net of taxes.

The components of other comprehensive income and related tax effects for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)

Unrealized holding gains on available-for-sale securities	$475	$135
Less reclassification adjustment for gains realized in net income	(287)	(40)

Net Unrealized Gains	188	95

Tax effect	64	32

Net of Tax Amount	$124	$63

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2009 presentation.  Such reclassifications had no impact on net income.

New Accounting Standards

In December 2007, a new standard relating to Business Combinations was released.  The standard significantly changed the financial accounting and reporting of business combination transactions.  It establishes principles for how an acquirer recognizes and measures the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This standard is effective for acquisition dates on or after the beginning of an entity’s first year that begins after December 15, 2008.  This pronouncement will impact the Corporation’s accounting for business combinations consummated after January 1, 2009.

Note 1 - Summary of Significant Accounting Policies (Continued)

In April 2009, a new accounting standard was issued relating to Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This standard amends and clarifies the Business Combination standard to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This new standard is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Corporation does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In April 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 111 (SAB 111).  SAB 111 amended and replaced SAB Topic 5.M. in the SAB Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities.  SAB 111 maintains the SEC Staff’s previous views related to equity securities and amends Topic 5.M. to exclude debt securities from its scope.  The Corporation does not expect the implementation of SAB 111 to have a material impact on its consolidated financial statements.

In June 2009, a new standard was released regarding Accounting for Transfers of Financial Assets, an amendment to the Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities standard.  This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets.  Specifically, among other aspects, this standard also amends the previous standard by removing the concept of a qualifying special-purpose entity and removes the exception from applying generally accepted accounting principles related to variable interest entities that are qualifying special-purpose entities.  It also modifies the financial-components approach previously used in accordance with the original standard.  This new standard is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have an impact on the Corporation’s financial position or results of operations.

In June 2009, a new standard relating to The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — replacement of FASB Statement No. 162 was issued.  This standard establishes the FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  This standard is effective immediately. The adoption of this standard did not have an impact on the Corporation’s financial position or results of operations.

In June 2009, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 112 (SAB 112). SAB 112 revises or rescinds portions of the interpretative guidance included in the codification of SABs in order to make the interpretive guidance consistent with current U.S. GAAP.  The Corporation does not expect the adoption of SAB 112 to have a material impact on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall,

Note 1 - Summary of Significant Accounting Policies (Continued)

and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The Corporation does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  The Corporation does not expect the adoption of ASU 2009-12 to have a material impact on its consolidated financial statements.

In October 2009, the Securities and Exchange Commission issued Release No. 33-99072, Internal Control over Financial Reporting in Exchange Act Periodic Reports of Non-Accelerated Filers.  Release No. 33-99072 delays the requirement for non-accelerated filers to include an attestation report of their independent auditor on internal control over financial reporting with their annual report until the fiscal year ending on or after June 15, 2010.

In May 2009, the FASB issued accounting guidance ASC Topic 855, Subsequent Events.  The guidance establishes general standards of accounting for and disclosure of subsequent events.  Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance is effective for interim or annual periods ending after June 15, 2009.  The adoption of this guidance was not material to the consolidated financial statements.

The FASB issued Accounting Standards Update No. 2010-6 (ASU 2010-6), Fair Value Measurements and Disclosures about Fair Value Measurements.  The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments are effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.

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

Note 2 — Business Combinations (Continued)

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

The following table summarizes the fair values of the assets acquired and the liabilities assumed as of the effective date of the consolidation.  This transaction was accounted for using the purchase method of the accounting standard relating to Business Combinations.  Accordingly the purchase price was allocated to the respective assets acquired and liabilities assumed based upon their estimated fair values as of the effective date of the consolidation.

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

Note 2 — Business Combinations (Continued)

The excess of purchase price over the fair value of net assets acquired was recorded as goodwill.  Goodwill of $1,796,000 was recorded in connection with the consolidation.  The goodwill will not be amortized in accordance with SFAS No. 142 and is not deductible for tax purposes.

The following table provides the calculation of the goodwill (dollars in thousands, except per share data):

Purchase Price:
HNB common shares outstanding	312,500
Exchange ratio	2.52
Riverview common stock issued	787,478
Fair market value of Riverview common share	$14.37
Purchase price assigned to shares exchanged for stock		$11,316
Transaction costs		310
Total Purchase Price		11,626

Net Assets Acquired:
HNB shareholders’ equity	9,881

Increase (decrease) to reflect assets acquired at fair value:
Loans (sum of the years method amortized over 13 years)	(164)
Core deposit intangible (sum of the years method amortized over 8 years)	173
Bank premises, furniture, fixtures and equipment (39 year weighted average life)	71
Deferred tax asset	26

Decrease to reflect liabilities acquired at fair value:
Time deposits (level yield amortization method over 3 years)	(124)
Borrowings (level yield amortization method over 3 years)	(33)
Net assets acquired		9,830
Goodwill resulting from consolidation		$1,796

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

Note 2 — Business Combinations (Continued)

The following are the unaudited pro forma consolidated results of operations of the Corporation for the year ended December 31, 2008 as though HNB had been consolidated on January 1, 2008:

(In thousands, except per share data)	2008

Total interest income	$12,285
Total interest expense	5,184
Net interest income	7,101

Provision for loan losses	955
Net interest income after provision for loan losses	6,146

Total noninterest income	1,333
Total noninterest expense	7,383
Income before taxes (benefit)	96
Income tax expense (benefit)	(201)
Net income	$297

Basic earnings per share	$0.17

The above 2008 pro forma amounts include HNB’s pre-tax one time gain from the sale of real estate for $456,000, and pre-tax expenses associated with the merger of $455,000.

Note 3 - Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2009 and 2008 approximated $3,055,000 and $581,000, respectively.  In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services.

Note 4 - Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2009 and 2008:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$2,354	$21	$—	$2,375
State and municipal	14,746	220	16	14,950
Mortgaged-backed securities	17,238	82	62	17,258

	$34,338	$323	$78	$34,583

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$7,236	$28	$—	$7,264
State and municipal	9,363	10	—	9,373
Mortgaged-backed securities	11,163	56	38	11,181
Corporate debt securities	302	—	—	302

	$28,064	$94	$38	$28,120

The amortized cost and fair value of debt securities available-for-sale at December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$508	$512
Due after one year through five years	2,726	2,748
Due after five years through ten years	5,192	5,315
Due after ten years	8,674	8,750

	17,100	17,325
Mortgage-backed securities	17,238	17,258

	$34,338	$34,583

Note 4 - Investment Securities Available-for-Sale (Continued)

Securities with an amortized cost of $21,157,000 and $16,702,000 and a fair value of $21,380,000 and $16,755,000 at December 31, 2009 and 2008, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2009 and 2008 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
December 31, 2009:
Available-for-sale:
State and municipal	$1,448	$16	$—	$—	$1,448	$16
Mortgage-backed securities	6,138	46	1,386	16	7,524	62
	$7,586	$62	$1,386	$16	$8,972	$78

December 31, 2008:
Available-for-sale:
Mortgage-backed securities	$4,980	$37	$99	$1	$5,079	$38

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis.  It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2009, three mortgage-backed securities and four state and municipal bonds had unrealized losses as compared with eight mortgage-backed securities at December 31, 2008.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased and as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to reduce some of the risk inherent within the investment portfolio, the Bank sold 21 available-for-sale securities during 2009 totaling $6,683,000.  Gross realized gains amounted to $294,000, while gross realized losses amounted to $7,000, resulting in a $287,000 net gain on sale.

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable consist of the following at December 31:

	2009	2008
	(In thousands)

Commercial, financial, and agricultural	$13,614	$12,967
Real estate secured:
Construction	17,372	18,173
Mortgage	92,206	94,322
Commercial	46,728	48,773
Consumer installment	2,988	4,210

	172,908	178,445
Deferred loan fees	36	(266)
Allowance for loan losses	(2,560)	(1,710)

	$170,384	$176,469

Included within the loan portfolio are loans on which the Corporation discontinued the accrual of interest.  Such loans approximated $3,123,000 and $128,000 at December 31, 2009 and 2008, respectively.  If interest income had been recorded on all non-accrual loans outstanding during 2009 and 2008, interest income would have increased by $193,000 and $2,000, respectively.

Loans 90 days or more past due but still accruing interest at December 31, 2009 and 2008 approximated $219,000 and $152,000, respectively.

At December 31, 2009 and 2008, the total recorded investment in impaired loans was approximately $4,328,000 and $3,203,000, respectively, of which $3,550,000 and $668,000 required a valuation allowance, which approximated $1,047,000 and $225,000, respectively.  The average investment in impaired loans for 2009 and 2008 was approximately $4,963,000 and $1,395,000, respectively.  Interest income recognized on impaired loans was approximately $185,000 in 2009 and $122,000 in 2008.

The Corporation’s assessment of loans acquired in the acquisition of HNB as of December 31, 2008 identified loans totaling $3,010,000 for which a $475,000 purchase accounting adjustment was netted against the loan balance in accordance with the provisions of SOP 03-3.  As a result of the application of SOP 03-3, the Corporation recorded a purchase accounting adjustment of $475,000 as of the 2008 year end, which reduced loans and the allowance for loan losses.  Management does not expect to recover any of the $475,000.  During 2009, the remaining balance of all of the loans giving rise to the $475,000 purchase accounting adjustment were either collected or charged against the allowance for loan losses.

Note 5 - Loans Receivable and Allowance for Loan Losses (Continued)

An analysis of the changes in the allowance for loan losses is as follows for the years ended December 31:

	2009	2008
	(In thousands)
Balance – January 1	$1,710	$970
Provision charged to operations	1,125	380
Acquired from HNB acquisition	—	496
Recoveries on charged off loans	1	23
Loans charged off	(276)	(159)

Balance - December 31	$2,560	$1,710

The Corporation, in the ordinary course of business, has loan, deposit and other routine transactions with its executive officers, directors and entities in which they have principal ownership.  Loans are made to such related parties at substantially the same credit terms as other borrowers and do not represent more than the usual risk of collection.

Activity for these related party loans was as follows for the year ended December 31, 2009 (in thousands):

Balance - January 1	$4,708
Advances	945
Payments	1,360

Balance - December 31	$4,293

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2009	2008
		(In thousands)

Land	—	$741	$741
Bank premises	7 - 50 years	4,545	4,459
Leasehold improvements	10 - 30 years	1,899	1,899
Furnishings and equipment	3 - 10 years	2,145	1,910

		9,330	9,009
Accumulated depreciation		(2,092)	(1,537)

		$7,238	$7,472

Note 6 - Premises and Equipment (Continued)

Operating Leases

The Corporation entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located.  In 2005, the Corporation entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017.  In January 2007, the Corporation entered into an agreement to lease office space in Linglestown, Dauphin County, on which lease payments began in 2007 and extend for a three year period. As part of the consolidation, the Corporation assumed the lease of HNB’s branch in Elizabethville, Dauphin County, which began in 2008 and expires 2018.  The Corporation is responsible for taxes, utilities and other expenses related to the properties.  All of the lease agreements contain renewal options.  Total expense for operating leases in 2009 and 2008 was $120,000 and $77,000, respectively.

At December 31, 2009, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2010	$122
2011	127
2012	127
2013	92
2014	93
Thereafter	197

Note 7 — Goodwill and Intangible Assets

Goodwill and intangible assets were $1,937,000 at December 31, 2009 and $1,958,000 at December 31, 2008.

The changes in the carrying amount of goodwill were as follows (in thousands):

	2009	2008
Balance - January 1	$1,785	$—
Additions to goodwill from acquisition of HNB	11	1,785
Balance - December 31	$1,796	$1,785

The gross carrying amount and accumulated amortization related to the core deposit intangible at December 31, 2009 and 2008 are presented below:

	December 31,
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)

Core deposit intangible	$173	$32	$173	$—

Amortized expense of $32,000 and $-0- for 2009 and 2008, respectively, is included in other expenses.

Note 7 — Goodwill and Intangible Assets (Continued)

The amortization period of the core deposit intangible is based on the sum of the years method over an eight year period.  The Corporation estimates the amortization expense for the core deposit intangible as follows (in thousands):

Years ending December 31,
2010	$28
2011	25
2012	22
2013	19
2014	19
Thereafter	28
$141

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2009 year end.

Note 8 - Deposits

Scheduled contractual maturities of time deposits at December 31, 2009 are as follows (in thousands):

Years ending December 31,
2010	$59,419
2011	16,016
2012	5,751
2013	11,781
2014	4,082
Thereafter	756

$97,805

Time deposits of $100,000 or more at December 31, 2009 and 2008 approximated $30,131,000 and $31,056,000, respectively.

Interest expense on time deposits of $100,000 or more, approximated $1,172,000 and $624,000 in 2009 and 2008, respectively.

The Corporation accepts deposits of its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers.  The amount of these deposits totaled $2,747,000 and $2,365,000 at December 31, 2009 and 2008, respectively.

Note 9 - Pension and Other Benefit Plans

Defined Contribution Plan

The Corporation maintains a contributory 401(k) retirement plan for all eligible employees.  Currently, the Corporation’s policy is to match 100% of the employees’ voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation.  Additionally, the Corporation

Note 9 - Pension and Other Benefit Plans (Continued)

may make discretionary contributions to the plan after considering current profits and business conditions.  The amount charged to expense in 2009 and 2008 totaled $198,000 and $105,000, respectively.  Of these amounts, discretionary contributions approximated $111,000 and $84,000, respectively.

Director Emeritus Plan

To promote orderly succession of the Corporation’s Board of Directors, the Corporation adopted the “Director Emeritus Agreement” in 2001.  The agreement provides for a defined annual benefit based upon a percentage of the Director’s final fee.  The benefit can be offered to a Director upon termination of service on or after 65 years of age provided the Director has ten or more years of continuous service at the date of termination.  Provisions of the agreement are contingent on the Director electing to become a Director Emeritus, being available to act in the capacity of consultant to the Board, continuing to act as a “Goodwill Ambassador” for the Corporation, and avoiding any competitive arrangements that are contrary to the best interests of the Corporation.  The agreement also contains other general limitations and death benefit provisions.  Expenses recorded under the terms of this agreement were $12,000 in 2009 and 2008, respectively.

Deferred Compensation Agreements

The Corporation maintains four Supplemental Executive Retirement Plan (SERP) agreements to provide specified benefits for key executives.  The agreements were specifically designed to encourage key executives to remain as employees of the Corporation.  The agreements are unfunded with benefits to be paid from the Corporation’s general assets.  After normal retirement, benefits are payable to the executive or his or her beneficiary in equal monthly installments for a period of either 15 for the two executives who were formally with Halifax National Bank and 20 years for the two executives who were formally with The First National Bank of Marysville.  There are provisions for death benefits should a participant die before his or her retirement date.  These benefits are also subject to change of control and other provisions

The Corporation also maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their directors’ fees until a future date.  The estimated present value of the future benefits is accrued over the effective dates of the agreement using an interest factor computed as a percent of the Corporation’s return on equity.  The agreements are unfunded, with benefits to be paid from the Corporation’s general assets.

The accrued benefit obligations of the two plans of $466,000 at December 31, 2009 and $357,000 at December 31, 2008 are included in other liabilities.  Expense related to these plans totaled $72,000 and $33,000 in the years ended December 31, 2009 and 2008, respectively.

Stock Option Plan

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 170,000 shares at an exercise price of $16.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year

Note 9 - Pension and Other Benefit Plans (Continued)

following the grant date and the expiration date is ten years following the grant date.  As of December 31, 2009 none of the option grants were vested or exercisable.

During 2009, the Corporation granted 155,000 options on January 21, 2009, of which 7,000 options were forfeited in April 2009, and 22,000 options on September 16, 2009.  A summary of the status of the Corporation’s stock option plan as of December 31, 2009 is as follows:

Options	Shares	Weighted Average Exercise Price Per Share

Outstanding – January 1, 2009	—	$—
Granted	177,000	16.00
Forfeited	7,000	—
Exercised	—	—

Outstanding – December 31, 2009	170,000	$16.00
Options exercisable at year end	—
Weighted average fair value of options per share granted during the year	$0.86
Remaining contractual life	9 years

No stock option plans were in existence prior to January 2009.

There was no intrinsic value associated with the outstanding stock options at December 31, 2009 because the exercise price for each of the options was higher than the trading price of the stock.  No options were exercised during 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2009 Option Grants
	January	September

Dividend yield	2.50%	3.31%
Expected life	8 years	8 years
Expected volatility	12.22%	12.22%
Risk-free interest rate	2.07%	3.07%

Note 10 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2009		2008

Tax at statutory rates	$430	34%	$112	34%
Tax-exempt interest income	(206)	(16)	(101)	(31)
Life insurance income	(89)	(7)	(34)	(10)
Interest disallowance	20	1	10	3
Other	(2)	—	(29)	(9)

Federal Income Taxes (Benefit)	$153	12%	$(42)	(13)%

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes.  The current and deferred portions of applicable income taxes (benefit) for the years ended December 31 are as follows:

(In thousands)	2009	2008

Current tax	$267	$105
Deferred tax benefit	(114)	(147)

Applicable Federal Income Tax (Benefit)	$153	$(42)

The Corporation provides deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$793	$665
Loans	36	5
Bank shares tax	41	—
Deferred directors’ fees	53	36
Deferred compensation	175	238
Purchase accounting adjustments	45	128
Alternative minimum tax	104	90
Other	30	5
	1,277	1,167

Deferred tax liabilities:
Accumulated depreciation	(356)	(362)
Unrealized gain on investment securities	(83)	(19)
	(439)	(381)

Net Deferred Tax Asset	$838	$786

Note 10 — Taxes (Continued)

The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Corporation recorded a $287,000 net gain from the sale of available-for-sale securities during 2009, which was taxed at 34%, or $98,000.  This is in comparison with a $40,000 net gain from the sale of available-for-sale securities during 2008, which was taxed at 34%, or $14,000.

Uncertain Tax Position

The Corporation files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania.  With few exceptions, the Corporation is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2006.  The Corporation adopted the provisions of ASC 740, Income Taxes on January 1, 2009, with no impact on the financial statements.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statement of Income.  At December 31, 2009, there was no liability for unrecognized tax benefits.

Pennsylvania Corporate Tax Credit

In 2007, the Bank completed the construction of its new main office in Marysville.  As part of this project, the Bank applied for a $250,000 tax credit under the Pennsylvania Enterprise Zone Tax Credit Program which authorizes tax credits to private companies that make qualified investments in designated enterprise zones by rehabilitating, expanding or improving buildings within an enterprise zone.  The Bank recorded a $216,000 credit in 2007, representing the amount of costs management initially estimated it was eligible to receive as a tax credit and included it in Bank shares tax expense (credit) on the consolidated statement of income.  In July 2008, the Pennsylvania Department of Revenue made a final determination that the Bank was entitled to the full $250,000 credit, and the additional $34,000 was recognized and used to offset the Bank’s 2008 Pennsylvania Bank Shares Tax liability.  In 2009, the Bank recorded $257,000 in Bank share tax expense as compared with $104,000 recorded in 2008.

Note 11 - Borrowings

The Corporation has an unsecured line of credit agreement with Atlantic Central Bankers Bank in

Note 11 - Borrowings (Continued)

the amount of $6,250,000 at December 31, 2009 and December 31, 2008.  Interest accrues based on the daily Federal Funds rate.  There were no amounts outstanding on this line of credit at December 31, 2009 or 2008.

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

The Corporation has entered into agreements with the Federal Home Loan Bank (FHLB) which allow for borrowings up to a percentage of certain qualifying collateral assets.  At December 31, 2009, the Bank had a maximum borrowing capacity of approximately $88,968,000.  The borrowing capacity is collateralized by security agreements in certain residential real estate backed assets of the Corporation, including loans and investments.  Borrowings from the FHLB include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2009	2008
	(Dollars in thousands)

Repurchase agreements with customers	$807	$527
FHLB short-term borrowings	—	20,796

	$807	$21,323

Weighted average rate at end of year	0.54%	0.54%
Maximum amount outstanding at any end of month	$28,902	$21,323
Daily average amount outstanding	8,111	9,743
Approximate weighted average interest rate for year	0.60%	1.56%

FHLB borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2009	2008
			(In thousands)

06/18/09	5.41%	Fixed rate	$—	$5,000
06/18/12	2.24	Fixed rate	1,128	—
09/18/12	2.33	Fixed rate	2,000	—
06/18/13	2.67	Fixed rate	2,550	—
04/09/18	2.90	Fixed rate	5,019	5,033
		until 04/09/11

			$10,697	$10,033

Note 11 - Borrowings (Continued)

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2009 (in thousands):

Years Ending December 31,
2012	$3,128
2013	2,550
2018	5,019

$10,697

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

Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Bank evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Bank upon extensions of credit, is based on management’s credit evaluation of the customer.  Collateral held varies but may include investments, property, plant and equipment, and income-producing commercial properties.  For loans secured by real estate, the Bank generally requires loan to value ratios of no greater than 80%.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions.  The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary.  The current amount of the liability as of December 31, 2009 for guarantees under standby letters of credit is not material.

Note 12 - Financial Instruments with Off Balance Sheet Risk (Continued)

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2009	2008
	(In thousands)

Commitments to grant loans	$8,549	$6,428
Unfunded commitments of existing loans	10,331	10,334
Standby and performance letters of credit	1,111	1,063

	$19,991	$17,825

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

Note 14 - Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At December 31, 2009, $609,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all the capital adequacy requirements to which they are subject.

Note 14 - Regulatory Matters and Shareholders’ Equity (Continued)

As of December 31, 2009 the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events since that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at December 31, 2009 and 2008 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)	$24,513	15.5%	$ ≥12,635	≥8.0%	$ >15,794	>10.0%
Tier 1 capital (to risk-weighted assets)	22,532	14.3	≥6,317	≥4.0	≥9,476	≥ 6.0
Tier 1 capital (to average total assets)	22,532	9.0	>10,036	>4.0	≥12,545	≥ 5.0

As of December 31, 2008:
Total risk-based capital (to risk-weighted assets)	$23,442	14.3%	$ ≥13,146	≥8.0%	$ >16,433	>10.0%
Tier 1 capital (to risk-weighted assets)	21,655	13.2	≥6,573	≥4.0	≥9,860	≥ 6.0
Tier 1 capital (to average total assets)	21,655	9.5	>9,150	>4.0	≥11,437	≥ 5.0

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments.  However, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

In September 2006, a new accounting standard was released relating to Fair Value Measurements.  This standard defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  The standard establishes a fair value hierarchy regarding the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for the Corporation as of January 1, 2008.  However, in February 2008 the effective date of this standard for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) was extended to the fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of this standard did not have a material effect on the Corporation’s consolidated financial statements upon adoption on January 1, 2009.

In October 2008, a new accounting standard was issued related to Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active to clarify the application of the provisions of Fair Value Measurements in an active market and how an entity would determine fair value in an inactive market.  This standard was effective immediately and applied to the Corporation’s December 31, 2008 and later consolidated financial statements.

In April 2009, a new accounting standard with regard to Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly was issued.  The standard for Fair Value Measurements defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  The new standard provides additional guidance for determining when the volume and level of activity for the asset or liability has significantly decreased.  The standard also includes guidance on identifying circumstances when a transaction may not be considered orderly.  This standard also provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability.  When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with the Fair Value Measurements standard.  This standard clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly.  In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly.  The standard provides a list of circumstances that may indicate that a transaction is not orderly.  A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.  This standard is effective for the Corporation for interim and annual reporting periods ending June 30, 2009 and after.  Adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

The Fair Value Measurements standard establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under this standard are as follows:

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At December 31, 2009, the Corporation had no liabilities subject to fair value reporting requirements.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2009:
Securities available-for- sale	$34,583	$—	$34,583	$—

December 31, 2008:
Securities available-for- sale	$28,120	$—	$28,120	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America.  Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Corporation to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale

Loans held for sale are carried at the lower of cost or fair value.  These loans typically consist of one-to-four family residential loans originated for sale in the secondary market.  Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2).  As such, the Corporation records any fair value adjustments on a nonrecurring basis.  The Corporation had no loans held for sale as of December 31, 2009 as compared with $1,124,000 in mortgage loans held for sale as of December 31, 2008, which were recorded at fair value.

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Other Real Estate Owned

Certain assets such as other real estate owned (OREO) are measured at fair value of real estate acquired through foreclosure at an estimated fair value less cost to sell.  At or near the time of foreclosure, real estate appraisals are obtained on the properties acquired through foreclosure.  The real estate is then valued at the lesser of the appraised value or the loan balance, including interest receivable, at the time of foreclosure less an estimate of costs to sell the property.  Appraised values are typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the acquired property is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered a Level 3.  The estimate of costs to sell the property is based on historical transactions of similar holdings.  The Corporation has OREO property valued at $312,000 (Level 2) at December 31, 2009.

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral.  The impairment of loans is measured based on the estimated value of underlying collateral if the loan.  The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statement of Income.  The Corporation had impaired loans of $4,328,000 at December 31, 2009 out of which $3,550,000 required a valuation allowance of $1,047,000.  This compares with impaired loans of $3,203,000 at December 31, 2008, out of which $668,000 required a valuation allowance of $225,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies.  Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors.  Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame.  Factors that may significantly affect the estimates included specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.  The Corporation did not incur goodwill impairment during the year ended December 31, 2009.

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of the Corporation since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2009 and 2008.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest-bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Corporation generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

Securities:

The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

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

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2009, the fair value consists of the loan balances of $3,550,000, net of a valuation allowance of $1,047,000.  Additional provisions for loan losses of $1,047,000 were recorded during the period.

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

Note 15 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of the Corporation’s financial instruments at December 31, 2009 and 2008 are presented in the following table:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

Financial assets:
Cash and cash equivalents	$24,833	$24,833	$6,018	$6,018
Interest-bearing time deposits	2,700	2,700	950	950
Investment securities	34,583	34,583	28,120	28,120
Mortgage loans held for sale	—	—	1,124	1,124
Loans, net	170,384	173,973	176,469	176,816
Accrued interest receivable	782	782	812	812
Restricted investments in bank stocks	2,410	2,410	2,075	2,075

Financial liabilities:
Deposits	214,936	211,249	174,353	175,173
Short-term borrowings	807	807	21,323	21,323
Long-term borrowings	10,697	10,180	10,033	10,137
Accrued interest payable	389	389	499	499

Off balance sheet financial instruments	—	—	—	—

Note 16 - Commitments and Contingencies

The Corporation is subject to numerous claims and lawsuits which arise primarily in the normal course of business.  At December 31, 2009, there were no such claims or lawsuits which, in the opinion of management, would have a material adverse effect on the financial position or results of operations of the Corporation.

Note 17 — Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2009	2008
	(In thousands)

Assets

Cash and cash equivalents	$2	$579
Investment in bank subsidiary	24,630	23,554
Real estate, net	72	72
Other assets	13	—

	$24,717	$24,205

Liabilities and Shareholders’ Equity

Shareholders’ equity	$24,717	$24,205

Statements of Income

	Years Ended December 31,
	2009	2008
	(In thousands)

Income, dividends from bank subsidiary	$160	$700

Interest expense	1	—

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	159	700

Undistributed (distributions in excess of) net income of subsidiary	952	(329)

Net Income	$1,111	$371

Note 17 — Riverview Financial Corporation (Parent Company Only) Financial Information (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	(In thousands)

Cash Flows from Operating Activities

Net income	$1,111	$371
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (distributions in excess of) net income of subsidiary	(952)	329

Net Cash Provided by Operating Activities	159	700

Cash Flows from Financing Activities

Dividends paid	(736)	(300)

Net Cash Used in Financing Activities	(736)	(300)

Net Increase (Decrease) in Cash and Cash Equivalents	(577)	400

Cash and Cash Equivalents - Beginning	579	179

Cash and Cash Equivalents - Ending	$2	$579

Note 18 — Subsequent Events

The Corporation has evaluated events and transactions subsequent to December 31, 2009 through March 24, 2010, the date these consolidated financial statements were issued.  Based on the definitions and requirements of generally accepted accounting principles, we have identified one event that occurred subsequent to December 31, 2009 and through March 24, 2010 that requires disclosure in the consolidated financial statements.  On March 17, 2010, the Board of Directors approved the modification of the exercise price of the 170,000 options granted during 2009 to $13.00 from $16.00.  The Corporation did not incur any additional expense as a result of this change, nor were the Corporation’s financial statements impacted by this transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Riverview carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of December 31, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, Riverview’s disclosure controls and procedures are effective in timely alerting them to material information relating to Riverview (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Changes in Internal Controls Over Financial Reporting

There have been no changes in Riverview’s internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Riverview’s internal control over financial reporting.

Riverview Financial Corporation Management’s Report on Internal Controls Over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report.  The financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with United States generally accepted accounting principles.  The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits.  Actions are taken to correct potential deficiencies as they are identified.  Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected.  Also, because of changes in conditions, internal control effectiveness may vary over time.  Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

/s/ Robert M. Garst	/s/ Theresa M. Wasko
Robert M. Garst	Theresa M. Wasko
Chief Executive Officer	Chief Financial Officer

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

Information, as of December 31, 2009, concerning the three director nominees and the ten continuing directors comprising the Board of Directors is as follows:

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Nominees:

James G. Ford, II, 62	2006

Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his 40 years of extensive sales and marketing experience in the insurance industry as well as his leadership as president of the company.

Robert M. Garst, 51	2008

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that Mr. Garst was Executive Vice President of First Perry and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank. We believe Mr. Garst’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, his executive leadership skills and his expertise in organizing and developing corporate strategies.

Paul R. Reigle, 80	1995

Mr. Reigle is a retired banker. Mr. Reigle was Chairman of the Board of HNB Bancorp, Inc. and Halifax National Bank since 1995. Mr. Reigle served as Cashier for Halifax National Bank from 1960 through 1990. We believe Mr. Reigle’s qualifications to sit on our Board of Directors include his experience in the banking industry, which exceeds 40 years, as well as his leadership role as the former Chairman of the Board of a bank holding company and bank.

Incumbent Directors:

Roland R. Alexander, 60	2001

Dr. Alexander is a physician with and owner of East Shore Oncology, P.C., Harrisburg, PA. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2001. We believe Dr. Alexander’s qualifications to sit on our Board of Directors include his entrepreneurial experience and leadership in operating a local medical practice, his experience in public and federal grant administration and his nine years of experience as a Board member.

Arthur M. Feld, 67	1998

Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998. We believe Mr. Feld’s qualifications to be on our Board of Directors include his extensive legal and business expertise and his 12 years of experience as a Board member.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Kirk D. Fox, 43	2007

Mr. Fox is President of Riverview Financial Corporation and Riverview National Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank from August 2004 to December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for another bank, where he worked since 1988. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Fox’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, leadership skills and his familiarity with the communities that the bank serves.

R. Keith Hite, 62	2006

Mr. Hite is a principal with Malady-Wooten, a Harrisburg based public affairs agency. He recently retired after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a state association and his extensive knowledge of local markets served by the bank.

David W. Hoover, 49	2007

Mr. Hoover is President of Hoover Financial Services, Inc., located in Halifax, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the bank.

William L. Hummel, 62	1983

Mr. Hummel is the former President and Chief Executive Officer of First Perry and Chief Executive Officer of The First National Bank of Marysville from April 1997 until December 31, 2008. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1983. We believe Mr. Hummel’s qualifications to sit on our Board of Directors include his extensive banking experience, his knowledge of the communities the bank serves and his leadership role as the former President and Chief Executive Officer of the bank holding company and bank.

Joseph D. Kerwin, 46	2005

Mr. Kerwin is a partner and attorney with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his experience as a Board member.

James M. Lebo, 65	1996

Mr. Lebo is President of the Lebo Agency and is a licensed insurance agent. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 1996. We believe Mr. Lebo’s qualifications to sit on our Board of Directors include his experience as a local businessman knowledgeable of local markets and his 14 years experience as a Board member.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

John M. Schrantz, 59	1994

Mr. Schrantz is President of H.E. Rohrer, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1994. We believe Mr. Schrantz’s qualifications to sit on our Board of Directors include his financial expertise and leadership as president of a local company combined further enhanced by his knowledge of the communities served by the bank.

David A. Troutman, 53	2002

Mr. Troutman is President and owner of A.W. Troutman DBA/ Troutman’s Chevrolet — Buick - GMC, an automobile dealership in Millersburg, PA; owner of W.C. Troutman Company, a finance company in Millersburg, PA; and owner of Lykens Valley Golf Course in Millersburg, PA. He formerly served as a director of Halifax National Bank since 2002. We believe Mr. Troutman’s qualifications to sit on our Board of Directors include his business and entrepreneurial experience, his leadership in managing various enterprises and his knowledge of the people and communities served by the bank.

(*)  Includes service as director of First Perry Bancorp, Inc. and its subsidiary, The First National Bank of Marysville and HNB Bancorp, Inc. and its subsidiary, Halifax National Bank.

Executive Officers

The following table provides information, as of March 18, 2009, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries

Robert M. Garst	51

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that Mr. Garst was Executive Vice President of First Perry and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	43

Mr. Fox is President of Riverview Financial Corporation and Riverview National Bank. Mr. Fox was an Executive Vice President of HNB and Executive Vice President and Chief Lending Officer of Halifax National Bank from August 2004 until December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for another bank, where he worked since 1988. He has served as director of Halifax National Bank since 2007.

Theresa M. Wasko	57

Ms. Wasko is Chief Financial Officer of Riverview Financial Corporation and Riverview National Bank since January 2009. Prior to that Ms. Wasko served as Chief Financial Officer of Great Bear Bank (a bank in organization) from 2007 to 2009 and Chief Financial Officer of East Penn Bank from 1998 to 2007.

Paul B. Zwally	45

Mr. Zwally is an Executive Vice President and the Chief Lending Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that, Mr.  Zwally was a Senior Vice President and Chief Lending Officer of First Perry Bancorp, Inc. and The First National Bank of Marysville since March 2008. Prior to that, Mr. Zwally was a Vice President and commercial lending officer at PNC Bank and Community Bank since 1989.

The Board of Directors of Riverview Financial Corporation has a separate Audit Committee comprised of independent directors.  The members of the Audit Committee are R. Keith Hite, Chairman, Arthur M. Feld and Joseph D. Kerwin.  While the Audit Committee is of the opinion that none of the individual committee members alone qualify as a “financial expert”, the committee further believes that the aggregate experience of the committee members as a whole provide the skills and understanding that meet the qualifications for a “financial expert”.

Riverview adopted a Code of Ethics that applies to directors, officers and employees of Riverview and the Riverview National Bank.  The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the bank’s business and to ensure the public’s trust.   The Code of Ethics was attached as Exhibit 14.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.  A copy of the full text of the Code of Ethics may be obtained by contacting Kandi Lopp, Riverview Financial Corporation, 3rd & Market Streets, Halifax, Pennsylvania 17032.

There have been no material changes to the procedures by which security holders may recommend nominees to Riverview’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

The following table sets forth the compensation received by directors of the corporation in 2009.

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	All Other Compensation		Total
Roland R. Alexander	$15,000	$4,945	$—		$19,945
Arthur M. Feld	15,000	4,945	—		19,945
James G. Ford, II	15,000	4,945	—		19,945
R. Keith Hite	15,000	4,945	—		19,945
David W. Hoover	15,000	4,945	—		19,945
William L. Hummel	15,000	4,945	146,929	(3)	166,874
Joseph D. Kerwin	15,000	4,945	—		19,945
James M. Lebo	15,000	4,945	—		19,945
Paul R. Reigle	15,000	4,945	—		19,945
John M. Schrantz	15,000	4,945	—		19,945
David A. Troutman	15,000	4,945	—		19,945

(1)  Retainer fee for services as a director.

(2)  During 2009, each director was granted 5,750 common stock options under the Corporation’s 2009 non-qualified Stock Option Plan at an exercise price of $16.00 per share.  The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $0.86 per share.  Because the vesting schedule is a seven-year cliff, the options are not exercisable until 2016.

(3)  Includes salary of $40,000; bonus of $5,000; an automobile allowance of $2,072 for personal use; 401(k) match of $4,274; life insurance premiums of $194; profit sharing of $4,336; change of $21,150 in the pension value of supplemental retirement plan; $3,603 in payments under the supplemental retirement plan; and the first of two contractual severance payments for $66,300 related to consolidation activity.

Executive Compensation

The following table summarizes the total compensation for 2009 and 2008 for Robert M. Garst, Riverview Financial Corporation’s Chief Executive Officer, Kirk D. Fox, Riverview Financial Corporation’s President, Theresa M. Wasko, Riverview Financial Corporation’s Chief Financial Officer and Paul B. Zwally, Riverview Financial Corporation’s Chief Lending Officer.  All compensation paid in 2008 to each executive officer was paid by either First Perry Bancorp, Inc. or HNB Bancorp, Inc. prior to their consolidation into Riverview Financial Corporation on December 31, 2008.  These individuals are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1) ($)	All Other Compensation		Total
Robert M. Garst, Chief Executive Officer	2009	$132,600		$42,500	$23,220	$37,070	(2)	$235,390
	2008	132,600		30,000	—	73,444	(3)	236,044

Kirk D. Fox, President	2009	130,000		40,000	24,080	34,244	(4)	228,324
	2008	105,000		30,000	—	74,019	(5)	209,019

Theresa M. Wasko, Chief Financial Officer (6)	2009	110,769		12,500	12,900	10,194	(7)	146,363

Paul B. Zwally, Chief Lending Officer	2009	118,450		37,000	14,405	20,622	(8)	190,477
	2008	91,608	(9)	32,500	—	4,768	(10)	128,876

(1)     The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $0.86 per share.  Because the vesting schedule is a seven-year cliff, the options are not exercisable until 2016.

(2)     Includes an automobile stipend of $6,000; 401(k) match of $5,555; life insurance premiums of $194; profit sharing of $10,320; and directors’ fees of $15,000.

(3)     Includes an automobile stipend of $6,000; 401(k) match of $3,210; life insurance premiums of $468; profit sharing of $13,766; and a one-time award for $50,000 in recognition of Mr. Garst’s extraordinary service related to consolidation activity.

(4)     Includes an automobile allowance for personal use of $480; 401(k) match of $5,205; life insurance premiums of $194; profit sharing of $8,749; change of $4,616 in pension value of supplemental retirement plan; and directors’ fees of $15,000.

(5)     Includes an automobile allowance for personal use of $560; 401(k) match of $3,150; life insurance premiums of $259; profit sharing of $5,038; change of $5,012 in pension value of supplemental retirement plan; and a one-time award for $60,000 in recognition of Mr. Fox’s extraordinary service related to consolidation activity.

(6)     There is nothing to report for 2008 since Mrs. Wasko was employed by Riverview National Bank January 2009

(7)     Includes life insurance premiums of $194; and a one-time sign-on bonus of $10,000.

(8)     Includes a country club allowance of $7,049; 401(k) match of $4,875; life insurance premiums of $194; and profit sharing of $8,504.

(9)     Mr. Zwally was employed by Riverview National Bank March 2008.

(10)   Includes a country club allowance of $4,534; and life insurance premiums of $234.

Each of the named executive officers are respectively parties to either a one-year or three-year term rolling employment agreement with Riverview Financial Corporation and Riverview National Bank, wherein on every anniversary date of the agreement, the agreement will be extended for another year unless notice of nonrenewal is given.  The agreements provide that the executives may participate in those employee benefit plans in which they are eligible.  It also provides that if the executives are terminated without cause or if after a change in control there is a reduction in salaries or benefits, or a change in their reporting responsibilities, duties or titles, the following will occur:

•                  Messrs Garst and Fox will receive three times their Annual Compensation as defined in the agreement in 24 monthly installments.  The executives will receive a continuation of all non-cash benefits for three years.

•                  Mrs. Wasko will receive one times her annual base salary, payable in 12 equal monthly installments.  She will also be reimbursed for the monthly premium paid to obtain substantially similar employee benefits for 12 months following the date of termination.

•                  Mr. Zwally will receive one times his Annual Compensation as defined in the agreement in 24 monthly installments.  He will also receive a continuation of all non-cash benefits for one year.

If the payments are determined to be parachute payments and the executives are subject to excise taxes, they will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

2009 Grants of Plan-Based Awards

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 170,000 shares at a purchase price of $16.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.

The following table represents each stock option grant awarded to the named executive officer in 2009 and their total value calculated in accordance with the accounting standard relating to Accounting for Stock-Based Compensation.  In addition, the information presented also represents the stock options outstanding for each named executive as of December 31, 2009.

	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)	Option Expiration Date
Robert M. Garst	1/21/2009	25,000	$16.00	$21,500	1/21/2019
	9/16/2009	2,000	$16.00	1,720	9/16/2019
Kirk D. Fox	1/21/2009	25,000	$16.00	21,500	1/21/2019
	9/16/2009	3,000	$16.00	2,580	9/16/2019
Theresa M. Wasko	1/21/2009	10,000	$16.00	8,600	1/21/2019
	9/16/2009	5,000	$16.00	4,300	9/16/2019
Paul B. Zwally	1/21/2009	15,000	$16.00	12,900	1/21/2019
	9/16/2009	1,750	$16.00	1,505	9/16/2019

(1)  The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the stock option grants for the named executives was $0.86.

As of December 31, 2009 none of the options were vested or exercisable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities who owned of record or beneficially, on December 31, 2009, more than 5% of the outstanding Riverview Financial Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Arlene G. Deckard c/o First National Bank of Marysville 101 Lincoln Street, PO Box B Marysville, PA 17053-1314	108,601	6.21%

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of December 31, 2009, the amount and percentage of Riverview Financial Corporation common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the Corporation as a group.

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

•                  Voting power, which includes the power to vote or to direct the voting of the stock; or

•                  Investment power, which includes the power to dispose or direct the disposition of the stock; or

•                  The right to acquire beneficial ownership within 60 days after December 31, 2009.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the table below are owned directly by the reporting person.  The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.  The percentage of all Riverview Financial Corporation common stock owned by each individual director, nominee or executive officer is less than 1.18%.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Nominees
Roland R. Alexander	20,500	1.17%
Arthur M. Feld	14,100	0.81%
James G. Ford, II	9,925	0.57%
Kirk D. Fox	660	0.04%
Robert M. Garst	1,217	0.07%
R. Keith Hite	18,100	1.03%
David W. Hoover	9,630	0.55%
William L. Hummel	11,444	0.65%
Joseph D. Kerwin	12,140	0.69%
James M. Lebo	3,525	0.20%
Paul R. Reigle	15,120	0.86%
John M. Schrantz	13,510	0.77%
David A. Troutman	15,930	0.91%

Named Executive Officers
Paul B. Zwally	100	0.01%

All directors and executive officers as a group (14 persons)	145,901	8.34%

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 7 under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, the Board of Directors has thirteen members.  Under the Nasdaq Stock Market standards for independence, the following ten directors meet the standards for independence:  Messrs. Alexander, Feld, Ford, Hite, Hoover, Kerwin, Lebo, Reigle, Schrantz and Troutman. This constitutes more than a majority of our Board of Directors.  Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

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

Some of Riverview Financial Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with, Riverview Financial Corporation’s subsidiary bank, Riverview National Bank or predecessor banks, The First National Bank of Marysville and Halifax National Bank, during 2009.  All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the bank, and did not involve more than a normal risk of collectability or present other unfavorable features.  Riverview Financial Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant.  The director in question is excused from the board meeting at the time the decision is made.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to the formation of Riverview Financial Corporation on December 31, 2008, Beard Miller Company LLP, now known as ParenteBeard LLC, was the independent registered public accounting firm for First Perry Bancorp, Inc. and HNB Bancorp, Inc., individually.  On August 19, 2009, the Board of Directors approved the dismissal of ParenteBeard LLC as the Corporation’s independent registered public accounting firm and approved the engagement of Smith Elliott Kearns & Company, LLC as the Corporation’s new independent registered public accounting firm.  Riverview Financial Corporation notified ParenteBeard LLC of the dismissal on August 20, 2009.

The report issued by ParenteBeard LLC in connection with the audit of the Corporation for the year ended December 31, 2008 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

There were no disagreements with ParenteBeard LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of ParenteBeard LLC would have caused them to make reference to the subject matter of such disagreement in connection with its audited report or interim financial statements.

There were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period.

Aggregate fees billed by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm for Riverview, for services rendered in the aggregate for the year ended December 31, 2009 were as follows:

2009
Audit fees(1)	$46,008
Audit-related fees(2)	—
Tax fees(3)	2,750
All other fees(4)	—
Total	$48,758

(1)                                Audit fees include professional services rendered for the audits of the consolidated financial statements of the corporation, quarterly review of the financial statements included in the corporation’s Quarterly Report on Form 10-Q, consents and other assistance required to complete the year-end audit of the consolidated financial statements, including review of the corporation’s Annual Report on Form 10-K, and review and consents of documents filed with the SEC, including out-of-pocket expenses.

(2)                                Audit-related fees include reviews, analysis and consultations in regard to certain accounting transactions.

(3)                                Tax fees include fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)                                All other fees include fees billed for products and services provided that are other than the services reported under the Audit fees, Audit-related and Tax fees sections of the table above..

Aggregate fees billed by ParenteBeard LLC, the independent registered public accounting firm for Riverview, for services rendered in the aggregate for a portion of 2009 and the 2008 year end were as follows:

	2009	2008
Audit fees(1)	$13,201	$241,823
Audit-related fees(2)	—	6,238
Tax fees(3)	—	2,845
All other fees(4)	2,700	—
Total	$15,901	$250,906

(1)                                Includes professional services rendered for the audit of Riverview’s 2008 consolidated financial statements and First Perry Bancorp, Inc. and HNB Bancorp, Inc.’s 2007 and 2006 consolidated financial statements, review of the interim consolidated financial statements included in Forms 10-Q, and procedures associated with registration statement on Form S-4, including out-of-pocket expenses.  Fees in 2009 are limited to Form 10-Q.

(2)                                Includes certain review, analysis and consultations in regard to certain accounting transactions.

(3)                                Includes review, analysis and consultations in regard to 280G compliance.

(4)                                Includes procedures in connection with transitioning to a new independent registered accounting firm.

The Audit Committee pre-approved all audit and permissible non-audit services provided by the independent auditors.  These services may include audit services, audit related services, tax services and other services.  The Audit Committee pre-approval process is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget.  In addition, the Audit Committee may also pre-approve particular services on a case by case basis.  For each proposed service, the independent auditor is required to provide detailed back-up documentation at the time of approval.

Smith Elliott Kearns & Company, LLC has been selected by the Board of Directors as the independent registered public accounting firm for 2010.

Representatives of Smith Elliott Kearns & Company, LLC are expected to be present at the annual meeting. While the representatives will not have an opportunity to make a statement, the representatives will be available to respond to appropriate questions.

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

10.11                   Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009.  (Incorporated by reference to Exhibit 10.11of Registrant’s Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

14.1                         Code of Ethics.  (Incorporated by reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

21                                  Subsidiaries of Registrant.

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	March 24, 2010

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst	March 24, 2010
Robert M. Garst
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Theresa M. Wasko	March 24, 2010
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Roland R. Alexander	March 24, 2010
Roland R. Alexander, Director

By:	/s/ Arthur M. Feld	March 24, 2010
Arthur M. Feld, Director

By:	/s/ James G. Ford, II	March 24, 2010
James G. Ford, II, Director

By:	/s/ Kirk D. Fox	March 24, 2010
Kirk D. Fox, President & Director

By:	/s/ R. Keith Hite	March 24, 2010
R. Keith Hite, Director

By:	/s/ David W. Hoover	March 24, 2010
David W. Hoover, Chairman of the Board
and Director

By:	/s/ William L. Hummel	March 24, 2010
William L. Hummel, Director

By:	/s/ Joseph D. Kerwin	March 24, 2010
Joseph D. Kerwin, Director

By:	/s/ James M. Lebo	March 24, 2010
James M. Lebo, Director

By:	/s/ Paul R. Reigle	March 24, 2010
Paul R. Reigle, Director

By:	/s/ John M. Schrantz	March 24, 2010
John M. Schrantz, Vice Chairman of the Board
and Director

By:	/s/ David A. Troutman	March 24, 2010
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

10.11                   Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009.  (Incorporated by reference to Exhibit 10.11of Registrant’s Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

14.1                         Code of Ethics.  (Incorporated by reference to Exhibit 14.1 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

21                                  Subsidiaries of Registrant.

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