Form 10-Q
period 2010-03-31
Riverview Financial Corp
filed 2010-05-11
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☐  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   1,750,003 shares of Common Stock, par value $0.50 per share, outstanding as of May 7, 2010.

RIVERVIEW FINANCIAL CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$3,619	$6,339
Federal funds sold	—	—
Interest bearing deposits	4,264	18,494
Cash and cash equivalents	7,883	24,833
Interest bearing time deposits with banks	2,450	2,700
Investment securities available for sale	50,572	34,583
Mortgage loans held for sale	365	—
Loans, net of allowance for loan losses of $2,026 - 2010; $2,560 - 2009	173,537	170,384
Premises and equipment	7,207	7,238
Accrued interest receivable	933	782
Restricted investments in bank stocks	2,410	2,410
Cash value of life insurance	5,636	5,574
Foreclosed assets	327	312
Goodwill	1,796	1,796
Intangible assets	134	141
Other assets	2,305	2,185
Total Assets	$255,555	$252,938

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$21,258	$19,299
Demand, interest bearing	73,578	69,833
Savings and money market	29,469	27,999
Time	93,092	97,805
Total deposits	217,397	214,936
Short-term borrowings	822	807
Long-term borrowings	10,693	10,697
Accrued interest payable	312	389
Other liabilities	1,154	1,392
Total Liabilities	230,378	228,221

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares - 2010 and 2009	875	875
Surplus	11,263	11,252
Retained earnings	12,760	12,429
Accumulated other comprehensive income	279	161
Total Shareholders’ Equity	25,177	24,717
Total Liabilities and Shareholders’ Equity	$255,555	$252,938

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2010	2009
Interest and Dividend Income
Loans, including fees	$2,642	$2,835
Investment securities - taxable	242	167
Investment securities - tax exempt	152	92
Federal funds sold	—	2
Interest-bearing deposits	14	26
Dividends	6	3

Total Interest Income	3,056	3,125

Interest Expense
Deposits	970	1,070
Short-term borrowings	2	36
Long-term debt	68	100

Total Interest Expense	1,040	1,206

Net Interest Income	2,016	1,919

Provision for Loan Losses	—	—

Net Interest Income after Provision for Loan Losses	2,016	1,919

Noninterest Income
Service charges on deposit accounts	72	70
Other service charges and fees	139	97
Earnings on cash value of life insurance	63	82
Gain on sale of available for sale securities	4	—
Gain on sale of mortgage loans	72	111

Total Noninterest Income	350	360

Noninterest Expenses
Salaries and employee benefits	834	830
Occupancy expenses	199	174
Equipment expenses	97	97
Telecommunication and processing charges	117	110
Postage and office supplies	46	70
FDIC premium	90	79
Bank shares tax expense	67	66
Directors’ compensation	64	56
Professional services	30	42
Other expenses	103	98

Total Noninterest Expenses	1,647	1,622

Income before Income Taxes	719	657

Applicable Federal Income Taxes	169	157

Net Income	$550	$500

Earnings Per Share — Basic and Diluted	$0.31	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2010 and 2009

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance — January 1, 2009	$875	$11,239	$12,054	$37	$24,205

Comprehensive income:
Net income	—	—	500	—	500
Other comprehensive income	—	—	—	112	112

Total Comprehensive Income					612

Cash dividends, $0.10 per share	—	—	(175)	—	(175)

Balance — March 31, 2009	$875	$11,239	$12,379	$149	$24,642

Balance — January 1, 2010	$875	$11,252	$12,429	$161	$24,717

Comprehensive income:
Net income	—	—	550	—	550
Other comprehensive income	—	—	—	118	118

Total Comprehensive Income					668

Compensation cost of option grants	—	11	—	—	11

Cash dividends, $0.125 per share	—	—	(219)	—	(219)

Balance — March 31, 2010	$875	$11,263	$12,760	$279	$25,177

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$550	$500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	137	128
Granting of stock options	11	—
Net amortization of premiums on securities available for sale	60	16
Net realized gain on sale of securities available for sale	(4)	—
Amortization of intangible assets	7	8
Deferred income taxes	164	—
Proceeds from sale of mortgage loans	2,704	10,274
Net gain on sale of mortgage loans	(72)	(111)
Mortgage loans originated for sale	(2,997)	(10,079)
Earnings on cash value of life insurance, net	(62)	(57)
(Increase) decrease in accrued interest receivable and other assets	(495)	53
Increase (decrease) in accrued interest payable and other liabilities	(315)	47

Net Cash Provided by (Used in) Operating Activities	(312)	779

Cash Flows from Investing Activities
Net maturities (purchases) of interest bearing time deposits with banks	250	(6,000)
Securities available for sale:
Purchases	(23,227)	—
Proceeds from maturities, calls and principal repayments	1,186	3,051
Proceeds from sales	6,174	—
Net (increase) decrease in loans	(3,168)	(1,000)
Purchases of premises and equipment	(106)	(57)
Proceeds from life insurance	—	169

Net Cash Used in Investing Activities	(18,891)	(3,837)

Cash Flows from Financing Activities
Net increase in deposits	2,461	12,402
Net increase in securities sold under agreements to repurchase	15	—
Net increase (decrease) in short-term borrowings	—	(2,986)
Payments on long-term borrowings	(4)	(4)
Dividends paid	(219)	(175)

Net Cash Provided by Financing Activities	2,253	9,237

Net Increase (Decrease) in Cash and Cash Equivalents	(16,950)	6,179

Cash and Cash Equivalents - Beginning	24,833	6,018

Cash and Cash Equivalents - Ending	$7,883	$12,197

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,116	$1,196
Income taxes paid	$—	$15

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$15	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

On December 31, 2008, Riverview Financial Corporation (“Riverview”) was formed and effected the consolidation of First Perry Bancorp, Inc. (“First Perry”) and its wholly-owned subsidiary, The First National Bank of Marysville, and HNB Bancorp, Inc. (“HNB”) and its wholly owned subsidiary, Halifax National Bank.  Immediately thereafter, The First National Bank of Marysville and Halifax National Bank were consolidated with and into Riverview National Bank (the “Bank”), the wholly owned subsidiary of Riverview.  The current branches of The First National Bank of Marysville and Halifax National Bank continue to operate under their current names as divisions of the Bank.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Riverview and its wholly-owned bank subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the three-months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.

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

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.  Such reclassification had no effect on net income.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued and noted that on April 9, 2010 its Board of Directors authorized the repurchase of up to 85,750 shares, or 4.9% of its outstanding common stock.  Since no shares have been repurchased to date under the program, there is no impact to the financial statements.

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

In the consolidation, Riverview issued 1,750,003 shares of common stock with a par value of $0.50 per share.  The shareholders of First Perry received 2.435 shares of Riverview’s common stock for each share of First Perry common stock they owned on the effective date of the consolidation.  HNB shareholders received 2.520 shares of Riverview’s common stock for each share of HNB common stock they owned on the effective date of the consolidation.  The shareholders of First Perry and HNB did not recognize a gain or loss for federal income tax purposes on the shares that were exchanged for Riverview’s common stock in the consolidation.

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

The only comprehensive income item that Riverview presently has is unrealized gains on securities available for sale.  The components of the change in unrealized gains are as follows:

	Three Months Ended
	March 31,
(In thousands)	2010	2009
Unrealized holding gains arising during the period	$182	$170
Reclassification of gains realized in net income	(4)	—
	178	170
Deferred income tax effect	60	58
Change in accumulated other comprehensive income	$118	$112

Note 4 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except share data)	2010	2009
Net income applicable to common stock	$550	$500

Weighted-average common shares outstanding	1,750,003	1,750,003
Effect of dilutive securities, stock options	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,750,003	1,750,003

Basic and diluted earnings per share	$0.31	$0.29

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standards dictate the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at March 31, 2010:

	2010
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$3,345	$30	$2	$3,373
State and municipal	15,073	397	2	15,468
Mortgaged-backed securities	31,732	115	116	31,731
	$50,150	$542	$120	$50,572

Securities with an amortized cost of $20,775,000 and a fair value of $21,220,000 on March 31, 2010 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2010:
Available for Sale:
U.S. Government agencies	$999	$2	$—	$—	$999	$2
State and municipal	223	2	—	—	223	2
Mortgaged-backed securities	19,277	104	1,261	12	20,538	116
	$20,499	$108	$1,261	$12	$21,760	$120
December 31, 2009:
Available for Sale:
U.S. Government agencies	$6,138	$46	$1,386	$16	$7,524	$62
State and municipal	1,448	16	—	—	1,448	16
	$7,586	$62	$1,386	$16	$8,972	$78

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis.  In making its other-than-temporary impairment evaluation, management determines whether the expected cash flows are affected by underlying collateral or concerns regarding the issuer.  Additional consideration is given to the length of time and the extent to which the fair value has been less than cost, and the the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.

At March 31, 2010, 12 securities have unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of the Bank’s strategy to reduce some of the risk inherent in the investment portfolio, Riverview sold one available for sale security during 2010 and received proceeds of $6,174,000.  Gross realized gains amounted to $4,000 and gross realized losses were zero, resulting in a $4,000 net gain on the sale.

Note 6 - Stock Option Plan

In January 2009, Riverview implemented a non-qualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of Riverview’s common stock to secure, retain and motivate Riverview’s directors, officers and key employees and to align such persons’ interests with those of the shareholders.  Shares of Riverview’s common stock that may be issued or transferred under this plan shall not exceed 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date, and the expiration date is ten years following the grant date.  As of March 31, 2010, none of the option grants were vested or exercisable.

During 2009, Riverview granted 155,000 options on January 21, 2009, of which 7,000 options were forfeited in April 2009, and an additional 22,000 options on September 16, 2009 for a total of 170,000 options.  Each award had a fair value of $0.72, based on the following: fair value of stock on date of grant — $13.00; exercise price - $13.00; life — 7 years; volatility — 12.22%; dividend yield — 5.00%; discount rate — 3.10%.

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payment, which requires that the fair values of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized was $24,000, out of which $11,000 was recorded during the first quarter of 2010.  The remaining unrecognized compensation expense as of March 31, 2010 was $98,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,030,000 in financial and performance letters of credit as of March 31, 2010.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2010 for guarantees under letters of credit is not material.

Note 8 — Commitments

Riverview signed a Letter of Intent in March 2010 with B2 Partners, Inc.  This Letter of Intent is the basis for general construction, budgeted at $552,000, and the preparation and negotiation of a final lease agreement for a proposed retail branch facility located in Tower City Borough, Schuylkill County, Pennsylvania.  This agreement is dependent on Riverview receiving the necessary approvals from bank regulators in order to open this new branch facility.

Note 9 — Fair Value Measurements and Fair Values of Financial Instruments

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

In October 2008, a new accounting standard was issued relating to Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active to clarify the application of the provisions of Fair Value Measurements in an active market and how an entity would determine fair value in an inactive market.  This standard was effective immediately and applied to Riverview’s December 31, 2008 and later consolidated financial statements.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At March 31, 2010, Riverview had no liabilities subject to fair value reporting requirements.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2010:
U.S. Government agencies	$3,373	$—	$3,373	$—
State and municipal	15,468	—	15,468	—
Mortgaged-backed securities	31,731	—	31,731	—
Securities available for sale	$50,572	$—	$50,572	$—

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2009:
U.S. Government agencies	$2,375	$—	$2,375	$—
State and municipal	14,950	—	14,950	—
Mortgaged-backed securities	17,258	—	17,258	—
Securities available for sale	$34,583	$—	$34,583	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2010:
Impaired loans	$1,175	$—	$—	$1,175

December 31, 2009:
Impaired loans	$2,503	$—	$—	$2,503

In April 2009, the FASB issued a new standard relating to Interim Disclosures about Fair Value of Financial Instruments.  This standard amends the Disclosures about Fair Value of Financial Instruments standard, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This standard also amends the Interim Financial Reporting standards, to require those disclosures in summarized financial information at interim reporting periods.

This standard is effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at March 31, 2010.

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

Loans (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.   Generally, for variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under generally accepted accounting principles related to Accounting by Creditors for Impairment of a Loan in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

The estimated fair values of the Riverview’s financial instruments were as follows:

	March 31, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$7,883	$7,883	$24,833	$24,833
Interest bearing time deposits	2,450	2,450	2,700	2,700
Investment securities	50,572	50,572	34,583	34,583
Mortgage loans held for sale	365	365	—	—
Loans, net	173,537	177,348	170,384	173,973
Accrued interest receivable	933	933	782	782
Restricted investments in bank stocks	2,410	2,410	2,410	2,410

Financial liabilities:
Deposits	217,397	212,475	214,936	211,249
Short-term borrowings	822	822	807	807
Long-term borrowings	10,693	10,310	10,697	10,180
Accrued interest payable	312	312	389	389

Off balance sheet financial instruments	—	—	—	—

Note 10 — New Accounting Pronouncements

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

In April 2009, the FASB issued new guidance impacting Topic 805.  This guidance addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance was effective for business combinations entered into on or after January 1, 2009.  This guidance did not have a material impact on Riverview’s consolidated financial statements.

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

In April 2009, the FASB issued new guidance impacting FASB Topic 320-10: Investments — Debt and Equity Securities.  This guidance amends GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This guidance was effective for interim and annual periods ending after June 15, 2009, with earlier adoption permitted for periods ending after March 15, 2009.  Riverview did not have any cumulative effect adjustment related to the adoption of this guidance.   The additional disclosures required are included in Note 8 to these consolidated financial statements.

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, and an amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16.  The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  Riverview will adopt the new guidance in 2010 and is evaluating the impact it will have, if any, on its consolidated financial statements.

In June 2009, FASB issued new accounting guidance related to U.S. GAAP (FASB ASC 105, Generally Accepted Accounting Principles).  This guidance establishes FASB ASC as the source of authoritative U.S. GAAP recognized by FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  FASB ASC supersedes all existing non-SEC accounting and reporting standards.  All other non-grandfathered, non-SEC accounting literature not included in FASB ASC has become non-authoritative.  FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (ASUs), which will serve to update FASB ASC, provide background information about the guidance and provide the basis for conclusions on the changes to FASB ASC.  FASB ASC is not intended to change U.S. GAAP or any requirements of the SEC.  The adoption of this standard did not have an impact on Riverview’s financial position or results of operations.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and provides clarification for the fair value measurement of liabilities. ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  Riverview does not expect the adoption of ASU 2009-05 to have a material impact on its consolidated financial statements.

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

Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The guidance was effective for interim or annual periods ending after June 15, 2009 and had no impact on Riverview’s consolidated financial statements.

The FASB issued Accounting Standards Update No. 2010-6 (ASU 2010-6), Fair Value Measurements and Disclosures about Fair Value Measurements.  The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments were effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.  Riverview does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  Riverview does not expect the adoption of ASU 2010-01 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs.  ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  Riverview does not expect the adoption of ASU 2010-04 to have a material impact on its consolidated financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 amends Topic 855 to exclude SEC reporting entities from the requirement to disclose the date on which subsequent events have been evaluated.  In addition, it modifies the requirement to disclose the date on which subsequent events have been evaluated in reissued financial statements to apply only to such statements that have been restated to correct an error or to apply U.S. GAAP retrospectively.  The amendments are generally effective immediately, but with respect to the requirement that conduit obligors evaluate subsequent events through the date the financial statements are issued, the effective date is for interim or annual reporting periods ending after June 15, 2010.  Riverview has adopted ASU 2010-09 with no material impact on the consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited financial statements for Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”).  Riverview’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as Riverview’s December 31, 2009 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

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

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with generally accepted accounting principles related to Goodwill and Other Intangible Assets, and Accounting for Impairment or Disposal of Long-Lived Assets.  Goodwill is tested for impairment and if necessary an impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Overview

Net income for the three months ended March 31, 2010 was $550,000, an increase of $50,000 over net income of $500,000 for the three months ended March 31, 2009.   The increase is primarily attributable to an increase in net interest income as a result of lower cost of funds associated with interest bearing liabilities.  On a basic and dilutive earnings per share basis, net income for the three months ended March 31, 2010 was $0.31 per share, an increase of 6.9% over $0.29 per share for the three months ended March 31, 2009.  The annualized return on average assets was 0.88% for the three months ended March 31, 2010 as compared with 0.82% for the comparable period in 2009.  Annualized return on average equity was 8.91% for the first three months of 2010 as compared with 8.37% for the same period in 2009.  The increase in both ratios is attributable to the increase in net income during 2010.

During the first three months of 2010 Riverview’s assets increased $2,617,000 or 1% to $255,555,000 as of March 31, 2010 from $252,938,000 as of December 31, 2009.  The increase in assets since the 2009 year end was attributable to an increase in loans, which was funded from the growth in deposits.  Also during the first quarter of 2010 interest bearing time deposits with banks were reduced to $7,883,000 at March 31, 2010 from $24,833,000 as of December 31, 2009.  The proceeds of these deposits with banks were reinvested into investment securities, which increased to $50,572,000 at March 31, 2010 from $34,583,000 at December 31, 2009 and are a higher yielding asset as compared with deposits with banks.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents the average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, on a consolidated basis for the three months ended March 31, 2010 and for the Bank (only) for the three months ended March 31, 2009.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	March 31,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$30,891	$242	3.18%	$17,970	$167	3.77%
Tax-exempt	14,723	230	6.34%	9,177	139	6.16%
Total securities	45,614	472	4.20%	27,147	306	4.58%

Other interest earning assets	12,718	20	0.64%	10,414	31	1.21%
Loans:
Consumer	2,710	49	7.33%	4,195	82	7.93%
Commercial	12,194	181	6.02%	12,206	191	6.35%
Real estate	160,270	2,430	6.15%	163,614	2,583	6.40%
Total loans	175,174	2,660	6.16%	180,015	2,856	6.43%

Total earning assets	233,506	3,152	5.48%	217,576	3,193	5.95%

Non-interest earning assets	20,099			28,507

Total assets	$253,605			$246,083

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$72,964	258	1.43%	$25,111	70	1.13%
Savings	28,765	69	0.97%	28,170	75	1.08%
Time deposits	94,406	643	2.76%	106,602	925	3.52%
Total deposits	196,135	970	2.01%	159,883	1,070	2.71%
Borrowings:
Short-term borrowings	1,053	2	0.77%	23,183	36	0.63%
Long-term borrowings	10,696	68	2.58%	10,032	100	4.04%
Total borrowings	11,749	70	2.42%	33,215	136	1.66%
Total interest bearing liabilities	207,884	1,040	2.03%	193,098	1,206	2.53%

Demand deposits	19,101			19,556
Other liabilities	1,578			9,224
Shareholders’ equity	25,042			24,205

Total liabilities and shareholders’ equity	$253,605			$246,083

Net interest income		$2,112			$1,987
Net interest spread			3.45%			3.42%
Net interest margin			3.67%			3.70%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended March 31, 2010, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $41,000, or 1.3%, to $3,152,000 from $3,193,000 for the three months ended March 31, 2009.  This decrease was due to a decline in the yield associated with interest earning assets, which was 5.48% at March 31, 2010 as compared with 5.95% at March 31, 2009.  The 7.3% growth in total earning assets which increased to $233,506,000 at March 31, 2010 from $217,576,000 at March 31, 2009 helped to compensate for any further deterioration in the yield.

Total interest expense decreased $166,000, or 13.8% to $1,040,000 for the three months ended March 31, 2010 from $1,206,000 for the three months ended March 31, 2009.  This was attributable to a decline in the cost of funds, which decreased 50 basis points to 2.03% at March 31, 2010 from 2.53% at March 31, 2009.  Cost of funds declined even though total interest bearing liabilities increased $14,786,000 or 7.7% to $207,884,000 at March 31, 2010 from $193,098,000 at March 31, 2009.

Net interest income calculated on a fully tax equivalent basis increased $125,000, or 6.3%, to $2,112,000 for the three months ended March 31, 2010 from $1,987,000 for the three months ended March 31, 2009.  Riverview’s net interest spread increased 3 basis points to 3.45% at March 31, 2010 from 3.42% at March 31, 2009, while its net interest margin decreased to 3.67% at March 31, 2010 from 3.70% at March 31, 2009.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed its cost of funds and was able to improve its net interest spread and closely maintain its net interest margin even though the yields from interest earning assets declined.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, no provision was recorded for the first quarter of 2010 which compares with no provision recorded for the first quarter of 2009.  The allowance for loan losses was $2,026,000 or 1.15% of total loans outstanding at March 31, 2010 as compared to $1,710,000, or 1% of total loans at March 31, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the reserve for loan losses at March 31, 2010 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth non-interest income for the three months ended March 31, 2010 and 2009.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended March 31,
		Increase/(Decrease)
	2010	Amount	%	2009
Service charges on deposit accounts	$72	$2	2.9%	$70
Other service charges and fees	139	42	43.3%	97
Earnings on cash value of life insurance	63	(19)	(23.2)%	82
Gain on sale of available for sale securities	4	4	100.0%	—
Gain from the sale of mortgage loans	72	(39)	(35.1)%	111
	$350	$(10)	(2.8)%	$360

Non-interest income continues to be a considerable source of income for Riverview, representing 14.8% of total revenues (comprised of net interest income and non-interest income) for the first three months of 2010 as compared with 15.8% for the first three months of 2009.  Non-interest income decreased 2.8% in comparing the financial results as of March 31, 2010 with March 31, 2009 and is attributable to the following:  The $2,000 increase in service charges on deposit accounts was attributable to deposit growth.  During the first quarter of 2010 the Bank recorded $49,000 in servicing assets associated with loans sold with servicing retained.  In recognizing the servicing assets, a $46,000 credit was recorded in other service charges and fees, which contributed to the $42,000 increase in this non-interest income category in the first quarter of 2010 versus the first quarter of 2009.  Earnings from the cash value of life insurance was $19,000 lower at March 31, 2010 as compared with March 31, 2009 because of a $26,000 death benefit that the bank received during the first quarter of 2009 as the result of the death of a former director.  As a result of a decline in the volume of loans available for sale servicing released to Freddie Mac and the Federal Home Loan Bank of Pittsburgh (“FHLB”), there was a decline of $39,000 in gains from the sale of mortgage loans at March 31, 2010 as compared with March 31, 2009.

Non-Interest Expense

Non-interest expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of Riverview, increased $25,000, or 1.5% at March 31, 2010 as compared with March 31, 2009.  While there were certain expenses that were higher during the first quarter of 2009 as a result of the consolidation, management’s ongoing efforts to manage overall efficiencies helped to minimize the increase in these expenses during 2010.

The following table presents the components of non-interest expense for the first quarters of 2010 and 2009.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended March 31,
		Increase/(Decrease)
	2010	Amount	%	2009
Salaries and employee benefits	$834	$4	0.5%	$830
Occupancy expense	199	25	14.4%	174
Equipment expense	97	—	—	97
Telecommunications and processing charges	117	7	6.4%	110
Postage and office supplies	46	(24)	(34.3)%	70
FDIC premium	90	11	13.9%	79
Bank shares tax expense	67	1	1.5%	66
Directors’ compensation	64	8	14.3%	56
Professional services	30	(12)	(28.6)%	42
Other expenses	103	5	5.1%	98
	$1,647	$25	1.5%	$1,622

Salaries and employee benefit expenses, which make up the largest component of other expenses, increased $4,000 as of the end of the first quarter of 2010 as compared with the same period in 2009.  This increase was somewhat mitigated by the Bank’s update of its standard costs relating to the origination of loans, where direct loan costs may be deferred and capitalized in accordance with the accounting standard relating to Accounting for Nonrefundable Fees and Costs Associated with Originating of Acquiring Loans and Initial Direct Costs of Leases.  In recording the deferral of these direct loan costs, it had the immediate impact of reducing salary expense by $78,000 during the first three months of 2010.  The salary expense reduction of $7,000 during the first three months of 2009 was lower than that of 2010 since the Bank’s standard cost updates were not initiated until the second quarter of 2009.

With regard to the FDIC premium, on November 12, 2009, the Board of Directors of the FDIC adopted a final rulemaking requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which would be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount would be returned to the depository institution.  The expense for the first quarter of 2010 is higher than the first quarter of 2009 because of deposit growth and an increase in the “regular” FDIC assessment.

Provision for Federal Income Taxes

For the three months ended March 31, 2010, the tax provision was $169,000 compared to $157,000 for the three months ended March 31, 2009.  Respectively, these provisions reflect effective tax rates of approximately 23.5% for 2010 and 23.9% for 2009.  The effective tax rate decreased consistent with higher levels of tax-free income that offset a higher level of taxable income.  Tax-exempt income increased due to Riverview’s decision to purchase during the first quarter of 2010 municipal bonds available for sale in its investment portfolio.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of March 31, 2010 and December 31, 2009.

Investment Securities

(In thousands)

	March 31,	December 31,
	2010	2009
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$3,374	$2,375
State and municipal	15,467	14,950
Mortgage-backed securities	31,731	17,258

Total	$50,572	$34,583

Since the year end, total investment securities increased as a result of purchases made during the first quarter of 2010.  The intent to increase the balance of state and municipal bonds was due to the Bank’s need to generate more tax-exempt income to complement a forecasted increase in its net income.  The source of funding the security purchases was the result of reducing lower yielding interest bearing deposits with banks.

No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of March 31, 2010.

Investment in stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  Throughout most of 2008, Riverview earned a return or dividend based upon the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  The FHLB has not violated its agreement with its member banks by not repurchasing excess capital stock in that it is not generally required to redeem membership stock until five years after the membership has terminated.  Based on the financial results of the FHLB for the year ended December 31, 2009 and for the three months ended March 31, 2010, management continues to believe that the suspension of both the dividend payment and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $2,619,000, or 1.5%, to $175,563,000 at March 31, 2010 from $172,944,000 at December 31, 2009.  Since the 2009 year end, loans increased as a result of 5% growth in commercial and construction real estate loans, which was offset by a 10.4% reduction in consumer installment loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of March 31, 2010 and December 31, 2009:

Non-Performing Assets

(Dollars in thousands)

	March 31,	December 31,
	2010	2009
Accruing loans past due 90 days	$99	$219
Non-accrual loans	2,866	3,123
Total non-performing loans	2,965	3,342

Foreclosed real estate	327	312
Total non-performing assets	$3,292	$3,654

Non-performing loans to total loans	1.69%	1.93%
Non-performing assets to total assets	1.29%	1.44%
Allowance to non-performing loans	68.33%	76.60%

Riverview experienced a decrease in non-performing loans at March 31, 2010 as compared with December 31, 2009 due in part to a lower level of accruing loans past due 90 days.  Non-performing loans also decreased during this period due to a $540,000 charge off taken on an impaired commercial loan.  This charge off amount had been reserved in the allowance for loan losses in prior periods as a specific allocation on the impaired loan.  The loan was restructured in March resulting in $540,000 of the loan being charged off, and $778,000 of the loan being set to repayment at a monthly principal and interest payment which is supported by the historical and projected cash flow of the borrower.  The decrease in non-accrual loans at the end of the first quarter of 2010 as compared with the 2009 year end is largely attributable to the charge off of the previously mentioned impaired commercial loan.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk in the loan portfolio through a comprehensive credit administration program, including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

At March 31, 2010, the total recorded investment in impaired loans was $4,363,000, of which $1,712,000 had allowances and $2,651,000 did not have allowances determined in accordance with generally accepted accounting principles.  The allowance for loan losses on these impaired loans amounted to $537,000 at March 31, 2010.

Riverview had $327,000 in real estate acquired through foreclosure as of March 31, 2010 as compared with $312,000 as of December 31, 2009.  This real estate consists of two single family homes located in communities serviced by Riverview.  The increase at March 31, 2010 from December 31, 2009 is due to capitalization of costs to improve one of the properties to ready it for sale.  Riverview expects to be able to sell each of these homes during 2010 with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of March 31, 2010 and December 31, 2009.

(Dollars in thousands)	March 31, 2010	December 31, 2009
Loans to Lessors of:
Residential buildings and dwellings	$31,471	$31,934
Nonresidential buildings	20,854	19,321

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management has stress tested this portfolio by applying a 24% vacancy factor to the properties securing these loans and determined that the loans can still generally perform as agreed.

It is noted that the actual vacancy factor in Riverview’s market area in each class of non-residential space increased 1% to 4% during 2009, ending the year with total vacancies ranging from 6% to 12%.  Demand for office space appears to be increasing as solid gains were recorded for the first quarter of 2010 in Riverview’s market area with absorption reaching the highest level since the third quarter of 2006.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed bi-monthly as to their status.  Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, no provision was made to the allowance for loan losses for the first quarter of 2010.  Management determined that the total of the allocated and unallocated portions of the allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	March 31,
	2010	2009
Beginning balance	$2,560	$1,710
Provision for loan losses	—	—

Charge-offs:
Commercial, financial, agricultural	540	—
Total charge-offs	540	—

Recoveries:
Commercial, financial, agricultural	6	—
Total recoveries	6	—

Net charge-offs	$534	—

Ending balance	$2,026	$1,710

Net charge-offs to average loans (annualized)	1.22%	0.00%
Allowance for loan losses to total loans	1.15%	0.95%

The increase in the allowance for loan losses as a percentage to total loans as of March 31, 2010 as compared with March 31, 2009 is reflective of amounts reserved during 2009 on loans deemed to be impaired. Management continues to be attentive to potential deterioration in credit quality due to economic pressures, economic conditions and the softness in real estate prices in the market served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at March 31, 2010 were $217,397,000, an increase of $2,461,000, or 1.1%, from total deposits of $214,936,000 at December 31, 2009.  With the exception of time deposits which declined 4.8% during the first quarter of 2010, all other deposit categories increased 6.1%, with the highest growth within these categories attributable to non-interest bearing deposits.

Shareholders’ Equity and Capital Adequacy

At March 31, 2010, shareholders’ equity for Riverview totaled $25,177,000, an increase of $460,000, or 1.9%, over December 31, 2009.  The increase was due to net income of $550,000, less the payment of dividends for $219,000, an increase of $11,000 to surplus to reflect the compensation cost associated with option grants and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $118,000.

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

Capital Ratios (of Bank)

	March 31, 2010	December 31, 2009	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	9.1%	9.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.9%	14.3%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.2%	15.5%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At March 31, 2010, $705,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the three months ended March 31, 2010, which reduced retained earnings by $219,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
3/3/2010	3/17/2010	3/31/2010	Regular	$0.08/share
3/3/2010	3/17/2010	3/31/2010	Special	$0.045/share

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At March 31, 2010, Riverview had unfunded outstanding commitments to extend credit of $20,394,000 and outstanding letters of credit of $1,030,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2009 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $10,333,000 at March 31, 2010 as compared to $27,533,000 at December 31, 2009.  The decrease during the first quarter of 2010 was due to the fact that the funds from these asset categories were reinvested into higher yielding investment securities, with a short duration.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available for sale, selling loans or raising additional capital.  At March 31, 2010, unpledged available for sale securities with a carrying value of $29,352,000 were readily available for liquidity purposes, as compared with $13,203,000 at December 31, 2009.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were

$188,609,000 at March 31, 2010 as compared to $184,805,000 at December 31, 2009.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of March 31, 2010, Riverview has access to two formal borrowing lines totaling $95,809,000 with the aggregate amount outstanding on these lines totaling $10,693,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at March 31, 2010 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T.CONTROLS AND PROCEDURES.

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of March 31, 2010, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

There have been no changes in Riverview’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect Riverview’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                    Legal Proceedings.

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

Item 1A. Risk Factors.

Not required for smaller reporting companies.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

Nothing to report.

Item 3.                    Defaults upon Senior Securities.

Nothing to report.

Item 4.                    (Removed and Reserved).

Item 5.                    Other Information.

Nothing to report.

Item 6.                    Exhibits.

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

10.11                     Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009.  (Incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 11, 2010

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	May 11, 2010

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

10.11

Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11 to Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).