Form 10-Q
period 2010-06-30
Riverview Financial Corp
filed 2010-08-09
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,750,003 shares of Common Stock, par value $0.50 per share, outstanding as of July 30, 2010.

RIVERVIEW FINANCIAL CORPORATION

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$5,067	$6,339
Interest bearing deposits	4,390	18,494
Cash and cash equivalents	9,457	24,833
Interest bearing time deposits with banks	350	2,700
Investment securities available for sale	52,034	34,583
Loans, net of allowance for loan losses of $2,307 - 2010; $2,560 - 2009	177,999	170,384
Premises and equipment	7,106	7,238
Accrued interest receivable	888	782
Restricted investments in bank stocks	2,410	2,410
Cash value of life insurance	5,699	5,574
Foreclosed assets	345	312
Goodwill	1,796	1,796
Intangible assets	127	141
Other assets	1,928	2,185
Total Assets	$260,139	$252,938

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$22,157	$19,299
Demand, interest bearing	76,396	69,833
Savings and money market	31,076	27,999
Time	91,786	97,805
Total deposits	221,415	214,936
Short-term borrowings	1,010	807
Long-term borrowings	10,690	10,697
Accrued interest payable	278	389
Other liabilities	1,080	1,392
Total Liabilities	234,473	228,221

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued and outstanding 1,750,003 shares - 2010 and 2009	875	875
Surplus	11,269	11,252
Retained earnings	12,931	12,429
Accumulated other comprehensive income (loss)	591	161
Total Shareholders’ Equity	25,666	24,717
Total Liabilities and Shareholders’ Equity	$260,139	$252,938

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2010	2009	2010	2009

Interest and Dividend Income
Loans, including fees	$2,707	$2,769	$5,349	$5,604
Investment securities - taxable	260	118	502	285
Investment securities - tax exempt	136	94	288	186
Federal funds sold	—	2	—	4
Interest-bearing deposits	9	38	23	64
Dividends	6	4	12	7

Total Interest Income	3,118	3,025	6,174	6,150

Interest Expense
Deposits	923	1,133	1,893	2,203
Short-term borrowings	2	11	4	47
Long-term debt	68	97	136	197

Total Interest Expense	993	1,241	2,033	2,447

Net Interest Income	2,125	1,784	4,141	3,703

Provision for Loan Losses	289	275	289	275

Net Interest Income after Provision for Loan Losses	1,836	1,509	3,852	3,428

Noninterest Income
Service charges on deposit accounts	84	73	156	143
Other service charges and fees	98	80	237	177
Earnings on cash value of life insurance	63	54	126	136
Gain on sale of available for sale securities	—	188	4	188
Gain on sale of mortgage loans	42	142	114	253

Total Noninterest Income	287	537	637	897

Noninterest Expenses
Salaries and employee benefits	798	698	1,632	1,528
Occupancy expenses	168	171	367	345
Equipment expenses	102	109	199	206
Telecommunication and processing charges	124	121	241	231
Postage and office supplies	50	56	96	126
FDIC premiums	90	179	180	258
Bank shares tax expense	66	65	133	131
Directors’ compensation	63	54	127	110
Professional services	46	61	76	103
Other expenses	136	159	239	257

Total Noninterest Expenses	1,643	1,673	3,290	3,295

Income before Income Taxes	480	373	1,199	1,030

Applicable Federal Income Taxes	90	67	259	224

Net Income	$390	$306	$940	$806

Earnings Per Share – Basic and Diluted	$0.23	$0.17	$0.54	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2010 and 2009

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance – January 1, 2009	$875	$11,239	$12,054	$37	$24,205

Comprehensive income:
Net income	—	—	806	—	806
Other comprehensive income	—	—	—	(94)	(94)

Total Comprehensive Income					712

Compensation cost of option grants	—	12	—	—	12

Cash dividends, $0.20 per share	—	—	(352)	—	(352)

Balance – June 30, 2009	$875	$11,251	$12,508	$(57)	$24,577

Balance – January 1, 2010	$875	$11,252	$12,429	$161	$24,717

Comprehensive income:
Net income	—	—	940	—	940
Other comprehensive income	—	—	—	430	430

Total Comprehensive Income					1,370

Compensation cost of option grants	—	17	—	—	17

Cash dividends, $0.25 per share	—	—	(438)	—	(438)

Balance –June 30, 2010	$875	$11,269	$12,931	$591	$25,666

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$940	$806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	274	279
Provision for loan losses	289	275
Granting of stock options	17	12
Net amortization of premiums on securities available for sale	136	44
Net realized gain on sale of securities available for sale	(4)	(188)
Amortization of intangible assets	14	16
Deferred income taxes	98	—
Proceeds from sale of mortgage loans	4,642	21,924
Net gain on sale of mortgage loans	(114)	(253)
Mortgage loans originated for sale	(4,528)	(21,529)
Earnings on cash value of life insurance, net	(125)	(110)
(Increase) decrease in accrued interest receivable and other assets	(168)	452
Decrease in accrued interest payable and other liabilities	(423)	(149)

Net Cash Provided by Operating Activities	1,048	1,579

Cash Flows from Investing Activities
Net maturities (purchases) of interest bearing time deposits with banks	2,350	(6,030)
Securities available for sale:
Purchases	(28,701)	(5,168)
Proceeds from maturities, calls and principal repayments	5,595	9,152
Proceeds from sales	6,174	254
Net increase in restricted investments in bank stock	—	(335)
Proceeds from the sale of other real estate owned	105	—
Net (increase) decrease in loans	(8,042)	7,138
Purchases of premises and equipment	(142)	(268)
Capitalized business combination transaction costs	—	(11)
Proceeds from life insurance	—	169

Net Cash Provided by (Used in) Investing Activities	(22,661)	4,901

Cash Flows from Financing Activities
Net increase in deposits	6,479	24,019
Net increase in securities sold under agreements to repurchase	203	—
Net increase (decrease) in short-term borrowings	—	(20,876)
Proceeds from long-term borrowings	—	5,678
Payments on long-term borrowings	(7)	(5,007)
Dividends paid	(438)	(352)

Net Cash Provided by Financing Activities	6,237	3,462

Net Increase (Decrease) in Cash and Cash Equivalents	(15,376)	9,942

Cash and Cash Equivalents - Beginning	24,833	6,018

Cash and Cash Equivalents - Ending	$9,457	$15,960

Supplemental Disclosures of Cash Flows Information
Interest paid	$2,121	$2,443
Income taxes paid	117	135

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$138	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Riverview and its wholly owned bank subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Operating results for the six-months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.

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

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements.

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

Note 3 — Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income (loss), which represents a component of shareholders’ equity, represents the net unrealized gains (losses) on securities available for sale, net of taxes.

The only comprehensive income item that Riverview presently has is unrealized gains (losses) on securities available for sale.  The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2010	2009	2010	2009
Unrealized holding gains (losses) arising during the period	$473	$(124)	$655	$46
Reclassification of gains realized in net income	—	(188)	(4)	(188)
	473	(312)	651	(142)
Deferred income tax effect	161	106	221	48
Change in accumulated other comprehensive income (loss)	$312	$(206)	$430	$(94)

Note 4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2010	2009	2010	2009
Net income applicable to common stock	$390	$306	$940	$806

Weighted-average common shares outstanding	1,750,003	1,750,003	1,750,003	1,750,003
Effect of dilutive securities, stock options	—	—	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,750,003	1,750,003	1,750,003	1,750,003

Basic and diluted earnings per share	$0.23	$0.17	$0.54	$0.46

Note 5 — Investment Securities Available for Sale

In April 2009, a new accounting standard was released relating to the Recognition and Presentation of Other-Than-Temporary Impairments.  This standard clarified the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery.  These steps are done before assessing whether the entity will recover the cost basis of the investment.  Previously, this assessment required management to assert it had both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment.  This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standard dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at June 30, 2010:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies	$4,835	$36	$—	$4,871
State and municipal	12,773	294	7	13,060
Mortgage-backed securities	33,531	595	23	34,103
	$51,139	$925	$30	$52,034

Securities with an amortized cost of $18,808,000 and a fair value of $19,248,000 on June 30, 2010 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010:
Available for Sale:
State and municipal	$839	$3	221	$4	$1,060	$7
Mortgage-backed securities	5,880	17	1,171	6	7,051	23
	$6,719	$20	$1,392	$10	$8,111	$30

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2009:
Available for Sale:
U.S. Government agencies	$6,138	$46	$1,386	$16	$7,524	$62
State and municipal	1,448	16	—	—	1,448	16
	$7,586	$62	$1,386	$16	$8,972	$72

At June 30, 2010, seven securities had unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  In making its other-than-temporary impairment evaluation, management determines whether the expected cash flows are affected by underlying collateral or concerns regarding the issuer.  Additional consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold one available for sale security during the first six months of 2010 and received proceeds of $6,174,000.  Gross realized gains amounted to $4,000 and gross realized losses were zero, resulting in a $4,000 net gain on the sale.

Note 6 — Stock Option Plan

In January 2009, Riverview implemented a non-qualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of Riverview’s common stock to secure, retain and motivate Riverview’s directors, officers and key employees and to align such persons’ interests with those of the shareholders.  Shares of Riverview’s common stock that may be issued or transferred under this plan shall not exceed 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date, and the expiration date is ten years following the grant date.  As of June 30, 2010, none of the option grants were vested or exercisable.

During 2009, Riverview granted 155,000 options on January 21, 2009, of which 7,000 options were forfeited in April 2009, and an additional 22,000 options were granted on September 16, 2009 for a total of 170,000 options.  Each award had a fair value of $0.72, based on the following:  fair value of stock on the date of grant — $13.00; exercise price — $13.00; life — 7 years; volatility — 12.22%; dividend yield — 5.00%; discount rate — 3.10%.

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized is $30,000, out of which $17,000 was recorded during the first half of 2010.  The remaining unrecognized compensation expense as of June 30, 2010 is $92,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,075,000 in financial and performance letters of credit as of June 30, 2010.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2010 for guarantees under letters of credit is not material.

Note 8 — Commitments

Riverview signed a Letter of Intent in March 2010 with B2 Partners, Inc.  This Letter of Intent is the basis for general construction, budgeted at $552,000, and the preparation and negotiation of a final lease agreement for a proposed retail branch facility in Tower City Borough, Schuylkill County, Pennsylvania.  This agreement is dependent on Riverview receiving the necessary approvals from bank regulators in order to open this new branch facility.  As of June 30, 2010, $83,000 was advanced to B2 Partners, who have commenced the construction process of the branch facility.

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At June 30, 2010, Riverview had no liabilities subject to fair value reporting requirements.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2010:
U.S. Government agencies	$4,871	$—	$4,872	$—
State and municipal	34,103	—	34,103	—
Mortgage-backed securities	13,060	—	13,060	—
Securities available for sale	$52,034	$—	$52,034	$—
December 31, 2009:
U.S. Government agencies	$2,375	$—	$2,375	$—
State and municipal	14,950	—	14,950	—
Mortgage-backed securities	17,258	—	17,258	—
Securities available for sale	$34,583	$—	$34,583	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2010:
Impaired loans	$1,639	$—	$—	$1,639

December 31, 2009:
Impaired loans	$2,503	$—	$—	$2,503

In April 2009, the FASB issued a new standard related to Interim Disclosures about Fair Value of Financial Instruments.  This standard amends the Disclosures about Fair Value of Financial Instruments standard, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This standard also amends the Interim Financial Reporting standards, to require those disclosures in summarized financial information at interim reporting periods.

This standard is effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at June 30, 2010.

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under generally accepted accounting principles relating to Accounting by Creditors for Impairment of a Loan in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of the Riverview’s financial instruments were as follows:

	June 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$9,457	$9,457	$24,833	$24,833
Interest bearing time deposits	350	350	2,700	2,700
Investment securities	52,034	52,034	34,583	34,583
Loans, net	177,999	183,202	170,384	173,973
Accrued interest receivable	888	888	782	782
Restricted investments in bank stocks	2,410	2,410	2,410	2,410

Financial liabilities:
Deposits	221,415	219,004	214,936	211,249
Short-term borrowings	1,010	1,010	807	807
Long-term borrowings	10,690	10,682	10,697	10,180
Accrued interest payable	278	278	389	389

Off balance sheet financial instruments	—	—	—	—

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

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets and amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16.  The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. ASU 2009-05 amends Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, and provides clarification for the fair value measurement of liabilities.  ASU 2009-05 is effective for the first reporting period including interim period beginning after issuance.  The adoption of ASU 2009-05 did not have a material impact on Riverview’s consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update No. 2009-12 (ASU 2009-12), Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides guidance on estimating the fair value of alternative investments. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force.  ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend.  ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics — Technical Corrections to SEC Paragraphs.  ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  ASU 2010-06 is effective for interim and annual periods beginning after December 15,

2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-08, Technical Corrections to Various Topics.   ASU 2010-08 clarifies guidance on embedded derivatives and hedging.  ASU 2010-08 is effective for interim and annual periods beginning after December 15, 2009. The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending at December 31, 2010.  Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning after December 31, 2010.  Riverview is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect Riverview’s operations specifically from the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (v) funding costs, (vi) volatilities in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect on loan customers to repay loans, (ix) inability to achieve merger related cost savings, and (x) other external developments which could materially affect Riverview’s business and operations.

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

Riverview records its available for sale securities at fair value.  Fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles.  Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves.  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values used are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.

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

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with generally accepted accounting principles relating to Goodwill and Other Intangible Assets, and Accounting for Impairment or Disposal of Long-Lived Assets.  Goodwill is tested for impairment and an impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  No assurance can be given that future impairment tests will not result in a charge to earnings.

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

Overview

Net income for the six months ended June 30, 2010 was $940,000 (or $0.54 per share), an increase of $134,000 over net income of $806,000 (or $0.46 per share) for the six months ended June 30, 2009.   The increase is primarily attributable to an increase in net interest income as a result of lower cost of funds associated with interest bearing liabilities.  The annualized return on average assets was 0.74% for the six months ended June 30, 2010 as compared with 0.68% for the comparable period in 2009.  Annualized return on average equity was 7.52% for the first six months of 2010 as compared with 6.72% for the same period in 2009.  The increase in both ratios is attributable to the increase in net income during 2010.

During the first six months of 2010 Riverview’s assets increased $7,201,000 or 2.8% to $260,139,000 as of June 30, 2010 from $252,938,000 as of December 31, 2009.  The increase in assets since the 2009 year end was attributable to an increase in loans, which was funded from the growth in deposits.  Also during the first six months of 2010 interest bearing and time deposits with banks were reduced to $4,740,000 at June 30, 2010 from $21,194,000 as of December 31, 2009.  The proceeds of these deposits with banks were reinvested into investment securities, which increased to $52,034,000 at June 30, 2010 from $34,583,000 at December 31, 2009 and produce a higher yield than the deposits with banks.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended June 30, 2010 and 2009.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$35,649	$260	2.93%	$13,223	$118	3.58%
Tax-exempt	13,362	206	6.19%	9,269	143	6.19%
Total securities	49,011	466	3.81%	22,492	261	4.65%
Other interest earning assets	9,379	15	0.64%	19,004	44	0.93%
Loans:
Consumer	2,399	43	7.19%	4,089	78	7.65%
Commercial	13,611	199	5.87%	12,945	197	6.10%
Real estate	161,338	2,482	6.17%	158,429	2,515	6.37%
Total loans	177,348	2,724	6.16%	175,463	2,790	6.38%

Total earning assets	235,738	3,205	5.45%	216,959	3,095	5.72%

Non-interest earning assets	20,748			21,643

Total assets	$256,486			$238,602

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$74,775	$272	1.46%	$31,499	$99	1.26%
Savings	30,559	76	1.00%	29,160	81	1.11%
Time deposits	92,053	575	2.51%	112,588	953	3.40%
Total deposits	197,387	923	1.88%	173,247	1,133	2.62%
Borrowings:
Short-term borrowings	1,223	2	0.66%	7,612	11	0.58%
Long-term borrowings	10,692	68	2.55%	10,126	97	3.84%
Total borrowings	11,915	70	2.36%	17,738	108	2.44%
Total interest bearing liabilities	209,302	993	1.90%	190,985	1,241	2.61%

Demand deposits	20,331			21,364
Other liabilities	1,313			1,759
Shareholders’ equity	25,540			24,494

Total liabilities and shareholders’ equity	$256,486			$238,602

Net interest income		$2,212			$1,854
Net interest spread			3.55%			3.11%
Net interest margin			3.76%			3.43%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2010, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $110,000, or 3.6%, to $3,205,000 from $3,095,000 for the three months ended June 30, 2009.  This increase was due to the growth in the volume of average interest earning assets to $235,738,000 for the second quarter of 2010 as compared to $216,959,000 for the second quarter of 2009, as a result of loan growth and reinvesting the proceeds of other (low yielding) earning assets into securities which had a higher yield.  This increase was offset by a decline in yields (calculated on a fully tax-equivalent basis) to 5.45% for the second quarter of 2010 as compared with 5.72% for the second quarter of 2009.

Total interest expense decreased $248,000, or 20% to $993,000 for the three months ended June 30, 2010 from $1,241,000 for the three months ended June 30, 2009.  This was attributable to a decrease in total cost of funds, which decreased to 1.90% for the second quarter of 2010 from 2.61% for the same period in 2009.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $358,000, or 19.3%, to $2,212,000 for the three months ended June 30, 2010 from $1,854,000 for the three months ended June 30, 2009.  In addition, Riverview’s net interest spread increased to 3.55% for the three months ended June 30, 2010 from 3.11% for the three months ended June 30, 2009, while its net interest margin increased to 3.76% for the three months ended June 30, 2010 from 3.43% for the three months ended June 30, 2009.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the six months ended June 30, 2010 and 2009.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$33,283	$502	3.04%	$15,587	$285	3.69%
Tax-exempt	14,038	436	6.27%	9,226	282	6.16%
Total securities	47,321	938	4.00%	24,813	567	4.61%
Other interest earning assets	11,039	35	0.64%	14,769	75	1.02%
Loans:
Consumer	2,554	92	7.26%	4,142	160	7.79%
Commercial	12,866	380	5.96%	12,577	388	6.22%
Real estate	160,898	4,912	6.16%	161,007	5,098	6.39%
Total loans	176,318	5,384	6.16%	177,726	5,646	6.41%

Total earning assets	234,678	6,357	5.46%	217,308	6,288	5.84%

Non-interest earning assets	20,380			21,853

Total assets	$255,058			$239,161

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$73,876	$530	1.45%	$28,315	$169	1.20%
Savings	29,667	145	0.99%	28,888	156	1.09%
Time deposits	93,222	1,218	2.63%	109,404	1,878	3.46%
Total deposits	196,765	1,893	1.94%	166,607	2,203	2.67%
Borrowings:
Short-term borrowings	1,139	4	0.71%	15,435	47	0.61%
Long-term borrowings	10,694	136	2.56%	10,079	197	3.94%
Total borrowings	11,833	140	2.39%	25,514	244	1.93%
Total interest bearing liabilities	208,598	2,033	1.97%	192,121	2,447	2.57%

Demand deposits	19,719			20,465
Other liabilities	1,448			2,224
Shareholders’ equity	25,293			24,351

Total liabilities and shareholders’ equity	$255,058			$239,161

Net interest income		$4,324			$3,841
Net interest spread			3.49%			3.27%
Net interest margin			3.72%			3.56%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2010, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $69,000 or 1.1%, to $6,357,000 from $6,288,000 for the six months ended June 30, 2009.  This increase was due to growth in the volume of average interest earning assets to $234,678,000 for the first six months of 2010 as compared to $217,308,000 for the first six months of 2009.  Also contributing to the higher interest income was the reinvestment of deposits with banks into securities which were yielding more than the deposits.  Overall, the increase in volume offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.46% for the first six months of 2010 as compared with 5.84% for the first six months of 2009.

Total interest expense decreased $414,000, or 16.9% to $2,033,000 for the six months ended June 30, 2010 from $2,447,000 for the six months ended June 30, 2009.  Cost of funds decreased to 1.97% at the end of the second quarter of 2010 from 2.57% for the same period in 2009.  The decline in the cost of funds offset the increase in the volume of average interest bearing liabilities.  While average interest bearing liabilities increased primarily due to deposit growth, during 2009 Riverview paid off short-term borrowings and took advantage of declining interest rates and secured more cost effective longer term funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $483,000, or 12.6%, to $4,324,000 for the six months ended June 30, 2010 from $3,841,000 for the six months ended June 30, 2009.  Riverview’s net interest spread increased to 3.49% at June 30, 2010 from 3.27% at June 30, 2009, while its net interest margin increased to 3.72% at June 30, 2010 from 3.56% at June 30, 2009.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision recorded for the second quarter and the six months ended June 30, 2010 was $289,000 as compared with $275,000 for the same periods in 2009.  The provision of $289,000 for the second quarter of 2010 was driven primarily by a specific allocation of $202,000 for one commercial loan relationship which deteriorated and was measured for impairment during the quarter.  The balance of the 2010 provision stems from loan growth and an increase in the qualitative factors applied to all unimpaired loans warranted by an increase in past due and non-performing assets quarter to quarter.  The allowance for loan losses was $2,307,000 or 1.28% of total loans outstanding at June 30, 2010 as compared to $1,986,000, or 1.16% of total loans at June 30, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the reserve for loan losses at June 30, 2010 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended June 30, 2010 and 2009.

Non-Interest Income
(Dollars in thousands)

	Three Months Ended June 30,
	Increase/(Decrease)
	2010	Amount	%	2009
Service charges on deposit accounts	$84	$11	15.1%	$73
Other service charges and fees	98	18	22.5%	80
Earnings on cash value of life insurance	63	9	16.7%	54
Gain on sale of available for sale securities	—	(188)	—	188
Gain from the sale of mortgage loans	42	(100)	(70.4)%	142
	$287	$(250)	(46.6)%	$537

Non-interest income continues to be an important source of income for Riverview, representing 11.9% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2010 as compared with 23.1% for the second quarter of 2009.  Non-interest income decreased 46.6% in comparing the financial results for the second quarter of 2010 with the results for the same period in 2009, and is attributable to the following:   Since the Bank did not sell any investment securities during the second quarter of 2010 no gain or loss from such a sale was recorded as compared with a gain of $188,000 that was recorded during the second quarter of 2009.  Further contributing to the decline in non-interest income was the $100,000 decrease in income from the sale of mortgage loans.  This was due to a decrease in the volume of loans available for sale servicing released to Freddie Mac and the FHLB during the second quarter of 2010.  The increase in service charges on deposits and other service charges and fees was due to deposit and transaction growth, while the increase in the cash value of life insurance was attributable to improved yields generated by the Bank’s bank owned life insurance (“BOLI”) carriers.

The following table sets forth the changes in non-interest income for the six months ended June 30, 2010 and 2009.

Non-Interest Income
(Dollars in thousands)

	Six Months Ended June 30,
	Increase/(Decrease)
	2010	Amount	%	2009
Service charges on deposit accounts	$156	$13	9.1%	$143
Other service charges and fees	237	60	33.9%	177
Earnings on cash value of life insurance	126	(10)	(7.4)%	136
Gain on sale of available for sale securities	4	(184)	(97.9)%	188
Gain from the sale of mortgage loans	114	(139)	(54.9)%	253
	$637	$(260)	(29.0)%	$897

Non-interest income is an important component of net income for Riverview, representing 13.3% of total revenues (comprised of net interest income and non-interest income) for the first six months of 2010 as compared with 19.5% for the first six months of 2009.  Total non-interest income decreased 29% in first half of 2010 as compared the first half of 2009 and is attributable to the following:  The increase in service charges is due to increased deposit and transaction activity.  The increase in other service charges and fees reflects the impact of recording a servicing asset.  2010 earnings from the cash value of life insurance was lower than 2009 earnings because of the receipt of additional income of $26,000 from the death benefit of a former director, which the Bank recorded during the first half of 2009.  Due to market conditions a higher gain from the sale of available for sale securities was recorded in 2009 as compared with the gain recorded in 2010.  The Bank recorded less of a gain from the sale of mortgage loans in 2010 as a result of a decrease in the volume of loans available for sale servicing released to Freddie Mac and the FHLB.

Non-Interest Expense

Non-interest expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of Riverview, decreased $30,000 or 1.8% in comparing the second quarter of 2010 with the second quarter of 2009.

The following table presents the components of non-interest expense for the second quarters of 2010 and 2009.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended June 30,
	Increase/(Decrease)
	2010	Amount	%	2009
Salaries and employee benefits	$798	$100	14.3%	$698
Occupancy expense	168	(3)	(1.8)%	171
Equipment expense	102	(7)	(6.4)%	109
Telecommunications and processing charges	124	3	2.5%	121
Postage and office supplies	50	(6)	(10.7)%	56
FDIC premium	90	(89)	(49.7)%	179
Bank shares tax expense	66	1	1.5%	65
Directors’ compensation	63	9	16.7%	54
Professional services	46	(15)	(24.6)%	61
Other expenses	136	23	(14.5)%	159
	$1,643	$(30)	(1.8)%	$1,673

While there were certain expenses that were higher during the second quarter of 2010 as compared with the second quarter of 2009 as a result of the Bank’s growth, other expenses were lower.

The increase in salary and benefit expenses during the second quarter of 2010 was attributable to the impact of the Bank’s updating of its standard costs associated with originating loans for all loan types that originated during the first six months of 2009.  The accounting standard relating to Accounting for Nonrefundable Fees and Costs Associated with Originating of Acquired Loans and Initial Direct Costs of Leases establishes the accounting treatment for fees and initial direct costs associated with the origination of a loan, where direct loan costs may be deferred and capitalized.  These costs are then expensed over the life of the related loan as a reduction of the loan yield.  In recording the deferral of these costs during the second quarter of 2009, it had the immediate impact of reducing salary expense by $146,000 for that quarter.

With regard to the FDIC premium, the decreased expense was due to the fact that during the second quarter of 2009 the Bank was required (as were all other financial institutions) to expense a special FDIC assessment of $110,000 in addition to its regular assessment of $68,000.

The following table presents the components of non-interest expense for the first six months of 2010 and 2009.

Non-Interest Expense

(Dollars in thousands)

	Six Months Ended June 30,
	Increase/(Decrease)
	2010	Amount	%	2009
Salaries and employee benefits	$1,632	$104	6.8%	$1,528
Occupancy expense	367	22	6.4%	345
Equipment expense	199	(7)	(3.4)%	206
Telecommunications and processing charges	241	10	4.3%	231
Postage and office supplies	96	(30)	(23.8)%	126
FDIC premium	180	(78)	(30.2)%	258
Bank shares tax expense	133	2	1.5%	131
Directors’ compensation	127	17	15.5%	110
Professional services	76	(27)	(26.2)%	103
Other expenses	239	(18)	(7.0)%	257
	$3,290	$(5)	(0.2)%	$3,295

The decrease of $5,000 or 0.2% in total non-interest expenses is attributable to management’s continued efforts to control overall efficiencies within the Bank.  Also during the first half of 2009 certain types of expenses were higher than normal because the Bank was still incurring expenses specifically associated with the consolidation of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and the merger of systems and processes.

In particular, salaries and employee benefit expenses, which comprise the largest component of non-interest expense, increased by $104,000 for the first half of 2010 as compared with the first half of 2009.  Although a portion of the increase was due to increased medical benefit premium costs and additions to staff, the increase was mostly attributable to updating standard loan origination costs, and its impact in reducing salary expense during the second quarter of 2009 by $146,000.

With regard to the FDIC premium, while the 2010 FDIC premium reflects a regular assessment which increased as a result of deposit growth and increased assessment rates, the 2010 expense was still lower than the 2009 expense.  During the second quarter of 2009 the Bank was required to record a special FDIC assessment that was accrued during the second quarter but paid at the end of the third quarter of 2009.  All FDIC insured financial institutions were required to pay this special assessment and to record the transaction in this manner.

Provision for Federal Income Taxes

The income tax expense was $90,000 for the second quarter of 2010, an increase of $23,000, or 34.3%, compared to $67,000 for the second quarter of 2009.  The increase in the tax expense is attributable to an increased level of taxable income.

For the six months ended June 30, 2010, the tax provision was $259,000 compared to $224,000 for the six months ended June 30, 2009.  Respectively, these provisions reflect effective tax rates of approximately 21.6% for 2010 and 21.7% for 2009.  The effective tax rate remained somewhat consistent from year to year.  Even though there was a higher level of taxable income in 2010, the increased level of tax-free income mitigated the impact of higher taxes.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of June 30, 2010 and December 31, 2009.

Investment Securities

(In thousands)

	June 30,	December 31,
	2010	2009
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$4,871	$2,375
State and municipal	13,060	14,950
Mortgage-backed securities	34,103	17,258
Total	$52,034	$34,583

Since the year end, total investment securities increased as a result of purchases made during the first quarter of 2010.  The source for funding the security purchases was from the proceeds of maturing interest earning deposits with other banks.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of June 30, 2010.

Investment in stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  Throughout most of 2008, Riverview earned a return or dividend based upon the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  The FHLB has not violated its agreement with its member banks by not repurchasing excess capital stock in that it is not generally required to redeem membership stock until five years after the membership has terminated.  Based on the financial results of the FHLB for the year ended December 31, 2009 and for the first quarter of 2010, management believes that the suspension of both the dividend payment and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $7,362,000, or 4.3%, to $180,306,000 at June 30, 2010 from $172,944,000 at December 31, 2009.  Loan growth since the 2009 year end is centered in commercial and construction real estate loans which increased 7.8% and home equity lines of credit which increased 17.9%.  These increases were offset by a 16.5% decline in consumer installment loans, and a 1.6% decline in residential real estate loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2010 and December 31, 2009:

Non-Performing Assets

(Dollars in thousands)

	June 30,	December 31,
	2010	2009
Accruing loans past due 90 days	$279	$219
Non-accrual loans	3,393	3,123
Total non-performing loans	3,672	3,342

Foreclosed real estate	345	312
Total non-performing assets	$4,017	$3,654

Non-performing loans to total loans	2.06%	1.93%
Non-performing assets to total assets	1.57%	1.44%
Allowance to non-performing loans	62.83%	76.60%

The non-performing assets ratios presented in the table reflect deterioration in the credit quality of the loan portfolio since the 2009 year end.  Through the first six months of 2010, the Bank experienced an increase in total non-performing loans due to increases of $60,000 in accruing loans past due 90 days and $270,000 in non-accrual loans.  The increase in non-accrual loans at the end of the second quarter of 2010 as compared with the 2009 year end is largely attributable to one commercial customer with outstanding loans totaling $664,000 who ceased operations during the second quarter of 2010.  All of the loans were transferred to non-accrual status, measured for impairment, and a specific allocation was made to the loan loss reserve.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $345,000 in real estate acquired through foreclosure as of June 30, 2010 as compared with $312,000 as of December 31, 2009.  The real estate consists of two single family homes located in communities serviced by Riverview.  The increase at June 30, 2010 from December 31, 2009 is due to capitalization of costs to improve one of the properties for sale.  Riverview expects to be able to sell each of the homes during 2010 with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of June 30, 2010 and December 31, 2009.

(Dollars in thousands)	June 30, 2010	December 31, 2009
Loans to Lessors of:
Residential buildings and dwellings	$34,093	$31,934
Nonresidential buildings	19,119	19,321

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested this portfolio in 2009 by applying a 24% vacancy factor to the properties securing these loans and determined that the loans can still generally perform as agreed.  To date, the performance of this portfolio as well as the non-residential portfolio has been good.

It is noted that the actual vacancy factor in Riverview’s market area in each class of non-residential space increased 1% - 4% during 2009, ending the year with total vacancies ranging from 6% - 12%.  Demand for office space appears to be increasing as solid gains were recorded for the first quarter of 2010 in Riverview’s market area with absorption reaching the highest level since the third quarter of 2006.  During the 2nd quarter of 2010, the marketplace showed continuing signs of improvement with positive absorption and stability to increased occupancy rates in all classes of space.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $289,000 was made to the allowance for loan losses for the six months ended June 30, 2010.  Management determined that the total of the allocated and unallocated portions of the allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	June 30,
	2010	2009
Beginning balance	$2,560	$1,711
Provision for loan losses	289	275

Charge-offs:
Commercial, financial, agricultural	540	—
Real estate mortgage	13	—
Total charge-offs	553	—

Recoveries:
Commercial, financial, agricultural	10	—
Real estate mortgage	1	—
Total recoveries	11	—

Net charge-offs	542	—

Ending balance	$2,307	$1,986

Net charge-offs to average loans (annualized)	0.62%	0.00%
Allowance for loan losses to total loans	1.28%	1.16%

The increase in the allowance for loan losses as a percentage of total loans as of June 30, 2010 as compared with June 30, 2009 is reflective primarily of amounts reserved during the 4th quarter of 2009 and the 2nd quarter of 2010 on loans deemed to be impaired.  Management continues to be attentive to potential deterioration in credit quality due to economic pressures, economic conditions and the softness in real estate prices in the markets served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at June 30, 2010 were $221,415,000, an increase of $6,479,000, or 3%, from total deposits of $214,936,000 at December 31, 2009.  While growth was seen in almost all of the deposit categories, noninterest bearing demand deposits experienced the highest growth of 14.8% at June 30, 2010 since the 2009 year end.  Since year end, time deposit product balances have declined whereas there has been growth in interest bearing and noninterest bearing demand deposits.

Shareholders’ Equity and Capital Adequacy

At June 30, 2010, shareholders’ equity for Riverview totaled $25,666,000, an increase of $949,000, or 3.8%, over December 31, 2009.  The increase was due to net income of $940,000, less the payment of dividends for $438,000, an increase of $17,000 to surplus to reflect the compensation cost associated with option grants and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $430,000.

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

Capital Ratios (of Bank)

	June 30,	December 31,	Regulatory	“Well Capitalized”
	2010	2009	Minimum	Requirement
Tier 1 capital (to average assets)	9.0%	9.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.9%	14.3%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.1%	15.5%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At June 30, 2010, $876,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the six months ended June 30, 2010, which reduced retained earnings by $438,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
3/3/2010	3/17/2010	3/31/2010	Regular	$0.08/share
3/3/2010	3/17/2010	3/31/2010	Special	$0.045/share
6/3/2010	6/16/2010	6/30/2010	Regular	$0.08/share
6/3/2010	6/16/2010	6/30/2010	Special	$0.045/share

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At June 30, 2010, Riverview had unfunded outstanding commitments to extend credit of $24,023,000 and outstanding letters of credit of $1,075,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2009 Consolidated Financial Statement for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $9,807,000 at June 30, 2010 as compared to $27,533,000 at December 31, 2009.  The decrease during the first six months of 2010 was due to the fact that the proceeds from interest-bearing deposits with banks and federal funds sold were reinvested into higher yielding investment securities with a short duration.  While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Riverview’s portfolio, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At June 30, 2010, unpledged available-for-sale securities with a carrying value of $32,331,000 were readily available for liquidity purposes as compared with $13,203,000 at December 31, 2009.  This increase was attributable to the growth in investment securities.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $194,827,000 at June 30, 2010 as compared to $184,805,000 at December 31, 2009.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of June 30, 2010, Riverview has access to two formal borrowing lines totaling $95,654,000 with the aggregate amount outstanding on these lines totaling $10,690,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at June 30, 2010 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in Riverview’s inability to meet anticipated or unexpected needs.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates.  The exact impact of inflation on Riverview is difficult to measure.  Inflation may cause operating expenses to change at a rate not matched by the change in earnings.  Inflation may affect the borrowing needs of consumer and commercial customers, in turn affecting the growth of the Riverview’s assets.  Inflation may also affect the level of interest rates in the general market, which in turn can affect Riverview’s profitability and the market value of assets held.  Riverview actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”).  The Act will result in sweeping financial regulatory reform aimed at strengthening the nation’s financial services sector.

The Act’s provisions that have received the most public attention generally have been those applying to larger institutions or institutions that engage in practices in which we do not engage.  These provisions include growth restrictions, credit exposure limits, higher prudential standards, prohibitions on proprietary trading, and prohibitions on sponsoring and investing in hedge funds and private equity funds.

However, the Act contains numerous other provisions that likely will directly impact us and our banking subsidiary.  These include increased fees payable by banks to regulatory agencies, new capital guidelines for banks and bank holding companies, permanently increasing the FDIC insurance coverage from $100,000 to $250,000 per depositor, new liquidation procedures for banks, new regulations affecting consumer financial products, new corporate governance disclosures and requirements and the increased cost of supervision and compliance more generally.  Many aspects of the law are subject to rulemaking by various government agencies and will take effect over several years.  This time table, combined with the Act’s significant deference to future rulemaking by various regulatory agencies, makes it difficult for us to anticipate the Act’s overall financial, competitive and regulatory impact on us, our customers, and the financial industry more generally.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T.              CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of June 30, 2010, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 1A.                                               Risk Factors

Not required for smaller reporting companies.

Item  2.                                                     Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by Riverview of its common stock in each month of the quarter ended June 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1-30, 2010	0	$0	0	85,750
May 1-31, 2010	0	0	0	85,750
June 1-30, 2010	0	0	0	85,750

(1) On April 9, 2010, Riverview announced a Stock Repurchase program approving the purchase of up to 85,750 shares, or 4.9% of its outstanding common stock.  These shares will be purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the corporation and its insiders may be prohibited from trading in the corporation’s common stock.  As of June 30, 2010, no shares had been purchased under this program.

Item  3.                                                     Defaults upon Senior Securities

Nothing to report.

Item  4.                                                     (Removed and Reserved).

Item  5.                                                     Other Information

Nothing to report.

Item  6.                                                     Exhibits.

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

10.12                   Director Emeritus Agreement of Paul Reigle, dated May 19, 2010.

10.13                   Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2010

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2010

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

10.12                   Director Emeritus Agreement of Paul Reigle, dated May 19, 2010.

10.13                   Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

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