Form 10-Q
period 2010-09-30
Riverview Financial Corp
filed 2010-11-10
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,747,016 shares of Common Stock, par value $0.50 per share, outstanding as of October 29, 2010.

RIVERVIEW FINANCIAL CORPORATION

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except share data)	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$6,296	$6,339
Interest bearing deposits	19,663	18,494
Cash and cash equivalents	25,959	24,833
Interest bearing time deposits with banks	350	2,700
Investment securities available for sale	48,835	34,583
Mortgage loans held for sale	235	—
Loans, net of allowance for loan losses of $2,897 - 2010; $2,560 - 2009	176,032	170,384
Premises and equipment	7,580	7,238
Accrued interest receivable	921	782
Restricted investments in bank stocks	2,410	2,410
Cash value of life insurance	5,761	5,574
Foreclosed assets	210	312
Goodwill	1,796	1,796
Intangible assets	120	141
Other assets	1,834	2,185
Total Assets	$272,043	$252,938

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$19,644	$19,299
Demand, interest bearing	77,243	69,833
Savings and money market	32,837	27,999
Time	103,372	97,805
Total deposits	233,096	214,936
Short-term borrowings	773	807
Long-term borrowings	10,686	10,697
Accrued interest payable	275	389
Other liabilities	1,369	1,392
Total Liabilities	246,199	228,221

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2010 and 2009 1,750,003 shares; outstanding 2010 1,747,016 shares; 2009 1,750,003 shares	875	875
Surplus	11,274	11,252
Retained earnings	13,043	12,429
Accumulated other comprehensive income (loss)	680	161
Treasury stock	(28)	—
Total Shareholders’ Equity	25,844	24,717
Total Liabilities and Shareholders’ Equity	$272,043	$252,938

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2010	2009	2010	2009
Interest and Dividend Income
Loans, including fees	$2,810	$2,715	$8,159	$8,319
Investment securities - taxable	288	96	790	381
Investment securities - tax exempt	136	136	424	322
Federal funds sold	—	—	—	4
Interest-bearing deposits	6	42	29	106
Dividends	5	—	17	7

Total Interest Income	3,245	2,989	9,419	9,139

Interest Expense
Deposits	957	1,152	2,850	3,355
Short-term borrowings	2	1	6	48
Long-term debt	69	69	205	266

Total Interest Expense	1,028	1,222	3,061	3,669

Net Interest Income	2,217	1,767	6,358	5,470

Provision for Loan Losses	582	200	871	475

Net Interest Income after Provision for Loan Losses	1,635	1,567	5,487	4,995

Noninterest Income
Service charges on deposit accounts	83	73	239	216
Other service charges and fees	103	88	340	265
Earnings on cash value of life insurance	62	55	188	191
Gain on sale of available for sale securities	—	102	4	290
Gain on sale of mortgage loans	156	44	270	297

Total Noninterest Income	404	362	1,041	1,259

Noninterest Expenses
Salaries and employee benefits	819	709	2, 451	2,237
Occupancy expenses	165	162	532	507
Equipment expenses	99	106	298	312
Telecommunication and processing charges	119	124	360	355
Postage and office supplies	50	46	146	172
FDIC premiums	90	85	270	343
Bank shares tax expense	62	66	195	197
Directors’ compensation	65	55	192	165
Professional services	35	75	111	178
Other expenses	140	119	379	376

Total Noninterest Expenses	1,644	1,547	4,934	4,842

Income before Income Taxes	395	382	1,594	1,412

Applicable Federal Income Taxes	65	67	324	291

Net Income	$330	$315	$1,270	$1,121

Earnings Per Share – Basic and Diluted	$0.19	$0.18	$0.73	$0.64

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance – January 1, 2009	$875	$11,239	$12,054	$37	$—	$24,205

Comprehensive income:
Net income	—	—	1,121	—	—	1,121
Other comprehensive income	—	—	—	198	—	198

Total Comprehensive Income						1,319

Compensation cost of option grants	—	13	—	—	—	13

Cash dividends, $0.30 per share	—	—	(527)	—	—	(527)

Balance – September 30, 2009	$875	$11,252	$12,648	$235	$—	$25,010

Balance – January 1, 2010	$875	$11,252	$12,429	$161	$—	$24,717

Comprehensive income:
Net income	—	—	1,270	—	—	1,270
Other comprehensive income	—	—	—	519	—	519

Total Comprehensive Income						1,789

Compensation cost of option grants	—	22	—	—	—	22

Cash dividends, $0.375 per share	—	—	(656)	—	—	(656)

Repurchase common stock	—	—	—	—	(28)	(28)

Balance –September 30, 2010	$875	$11,274	$13,043	$680	$(28)	$25,844

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,270	$1,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	402	423
Provision for loan losses	871	475
Granting of stock options	22	13
Net amortization of premiums on securities available for sale	179	65
Net realized gain on sale of securities available for sale	(4)	(290)
Amortization of intangible assets	21	24
Deferred income taxes	(5)	(482)
Proceeds from sale of mortgage loans	15, 580	24,463
Net gain on sale of mortgage loans	(269)	(297)
Mortgage loans originated for sale	(15,546)	(23,810)
Earnings on cash value of life insurance, net	(188)	(165)
(Increase) decrease in accrued interest receivable and other assets	(49)	800
Increase (decrease) in accrued interest payable and other liabilities	(137)	61

Net Cash Provided by Operating Activities	2,147	2,401

Cash Flows from Investing Activities
Net maturities (purchases) of interest bearing time deposits with banks	2,350	(6,030)
Securities available for sale:
Purchases	(28,701)	(17,796)
Proceeds from maturities, calls and principal repayments	8,886	11,647
Proceeds from sales	6,174	5,206
Net increase in restricted investments in bank stock	—	(335)
Proceeds from the sale of other real estate owned	239	144
Net (increase) decrease in loans	(6,656)	4,052
Purchases of premises and equipment	(744)	(311)
Capitalized business combination transaction costs	—	(11)
Purchase of life insurance	—	(249)
Proceeds from life insurance	—	169

Net Cash Provided by Investing Activities	(18,452)	(3,514)

Cash Flows from Financing Activities
Net increase in deposits	18,160	34,191
Net increase (decrease) in securities sold under agreements to repurchase	(34)	494
Net increase (decrease) in short-term borrowings	—	(20,796)
Proceeds from long-term borrowings	—	5,678
Payments on long-term borrowings	(11)	(4,760)
Purchase of treasury stock	(28)	—
Dividends paid	(656)	(527)

Net Cash Provided by Financing Activities	17,431	14,280

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Net Increase in Cash and Cash Equivalents	1,126	13,167

Cash and Cash Equivalents - Beginning	24,833	6,018

Cash and Cash Equivalents - Ending	$25,959	$19,185

Supplemental Disclosures of Cash Flows Information
Interest paid	$3,174	$4,681
Income taxes paid	177	195

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$137	$—

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Riverview and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through three full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania, four full service and one drive-up office in Halifax, Millersburg, Elizabethville and Harrisburg, Dauphin County, Pennsylvania and one newly opened full service office in Tower City Borough, Schuylkill County.  Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The primary reason for the combination was to pool resources to provide greater products, services and efficiencies to customers in the contiguous counties, and provide cost savings through the consolidation of operations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

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

Operating results for the nine-months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2009, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 24, 2010.

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

The only comprehensive income item that Riverview presently has is unrealized gains (losses) on securities available for sale.  The components of the change in unrealized gains (losses) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2010	2009	2010	2009
Unrealized holding gains arising during the period	$134	$544	$789	$590
Reclassification of gains realized in net income	—	(102)	(4)	(290)
	$134	442	$785	300
Deferred income tax effect	(45)	(150)	(266)	(102)
Change in accumulated other comprehensive income	$89	$292	$519	$198

Note 4 — Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2010	2009	2010	2009
Net income applicable to common stock	$330	$315	$1,270	$1,121

Weighted-average common shares outstanding	1,748,859	1,750,003	1,749,617	1,750,003
Effect of dilutive securities, stock options	—	—	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,748,859	1,750,003	1,749,617	1,750,003

Basic and diluted earnings per share	$0.19	$0.18	$0.73	$0.64

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

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at September 30, 2010:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies	$3,325	$23	$—	$3,348
State and municipal	12,530	314	—	12,844
Mortgage-backed securities	31,950	693	—	32,643
	$47,805	$1,030	$—	$48,835

Securities with an amortized cost of $29,055,000 and a fair value of $29,801,000 on September 30, 2010 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

At September 30, 2010, no securities had unrealized losses in comparison with December 31, 2009, which is aggregated by investment category and length of time that the individual securities have been in a continuous loss position as follow:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2009:
Available for Sale:
U.S. Government agencies	$6,138	$46	$1,386	$16	$7,524	$62
State and municipal	1,448	16	—	—	1,448	16
	$7,586	$62	$1,386	$16	$8,972	$72

Management believes that the appreciation in the value of the Bank’s investment portfolio at September 30, 2010 is attributable to the low interest rate environment which has contributed to the appreciation of the investment portfolio.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  In making its other-than-temporary impairment evaluation, management determines whether the expected cash flows are affected by underlying collateral or concerns regarding the issuer.  Additional consideration is given to the length of time and the extent to which the fair value has been less than cost, and the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.  None of the securities in the portfolio were considered to be other than temporarily impaired at September 30, 2010.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold one available for sale security during the first nine months of 2010 and received proceeds of $6,174,000.  On a year to date basis, gross realized gains amounted to $4,000 and gross realized losses were zero, resulting in a $4,000 net gain on the sale.

Note 6 — Stock Option Plan

In January 2009, Riverview implemented a non-qualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of Riverview’s common stock to secure, retain and motivate Riverview’s directors, officers and key employees and to align such persons’ interests with those of the shareholders.  Shares of Riverview’s common stock that may be issued or transferred under this plan shall not exceed 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date, and the expiration date is ten years following the grant date.  As of September 30, 2010, none of the option grants were vested or exercisable.

During 2009, Riverview granted 155,000 options on January 21, 2009, of which 7,000 options were forfeited in April 2009, and an additional 22,000 options were granted on September 16, 2009 for a total of 170,000 options.  Each award had a fair value of $0.72, based on the following:  fair value of stock on the date of grant – $13.00; exercise price – $13.00; life – 7 years; volatility – 12.22%; dividend yield – 5.00%; discount rate – 3.10%.

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized is $36,000, out of which $22,000 was recorded during the first nine months of 2010.  The remaining unrecognized compensation expense as of September 30, 2010 is $86,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,569,000 in financial and performance letters of credit as of September 30, 2010.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2010 for guarantees under letters of credit is not material.

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At September 30, 2010, Riverview had no liabilities subject to fair value reporting requirements.  For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2010:
U.S. Government agencies	$3,348	$—	$3,348	$—
State and municipal	12,844	—	12,844	—
Mortgage-backed securities	32,643	—	32,643	—
Securities available for sale	$48,835	$—	$48,835	$—
December 31, 2009:
U.S. Government agencies	$2,375	$—	$2,375	$—
State and municipal	14,950	—	14,950	—
Mortgage-backed securities	17,258	—	17,258	—
Securities available for sale	$34,583	$—	$34,583	$—

For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2010 and December 31, 2009 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2010:
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

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at September 30, 2010:

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

Securities:

The fair value of securities available for sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1) or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that includes assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of the Riverview’s financial instruments were as follows:

	September 30, 2010		December 31, 2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$25,959	$25,959	$24,833	$24,833
Interest bearing time deposits	350	350	2,700	2,700
Investment securities	48,835	48,835	34,583	34,583
Mortgage loans held for sale	235	235	—	—
Loans, net	176,032	176,087	170,384	173,973
Accrued interest receivable	921	921	782	782
Restricted investments in bank stocks	2,410	2,410	2,410	2,410

Financial liabilities:
Deposits	233,096	241,385	214,936	211,249
Short-term borrowings	773	774	807	807
Long-term borrowings	10,686	11,311	10,697	10,180
Accrued interest payable	275	275	389	389

Off balance sheet financial instruments	—	—	—	—

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

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets and amendment to SFAS No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16.  The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  Riverview is currently assessing the impact that ASU 2010-20 will have on its consolidated financial statements.

On September 15, 2010, the SEC issued Release No. 33-9142, Internal Control Over Financial Reporting In Exchange Act Periodic Reports of Non-Accelerated Filers.  This release issued a final rule adopting amendments to its rules and forms to conform them to Section 404(c) of the Sarbanes-Oxley Act of 2002 (SOX), as added by Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  SOX Section 404(c) provides that Section 404(b) shall not apply with respect to any audit report prepared for an issuer that is neither an accelerated filer nor a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934.  Release No. 33-9142 was effective September 21, 2010.

On September 17, 2010, the SEC issued Release No. 33-9144, Commission Guidance on Presentation of Liquidity and Capital Resources Disclosures in Management’s Discussion and Analysis.  This interpretive release is intended to improve discussion of liquidity and capital resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in order to facilitate understanding by investors of the liquidity and funding risks facing the registrant.  This release was issued in conjunction with a proposed rule, Short-Term Borrowings Disclosures, that would require public companies to disclose additional information to investors about their short-term borrowing arrangements.  Release No. 33-9144 was effective on September 28, 2010.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect Riverview’s operations including the impact of the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (v) funding costs, (vi) volatilities in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect on loan customers to repay loans, (ix) inability to achieve merger related cost savings, and (x) other external developments which could materially affect Riverview’s business and operations.

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

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists.  Available for sale securities are analyzed quarterly for possible other than temporary impairment.  The analysis considers (i) whether the bank has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the bank will have to sell the securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on Riverview’s results of operations and financial condition.

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

Overview

Net income for the nine months ended September 30, 2010 was $1,270,000 (or $0.73 per share), an increase of $149,000 over net income of $1,121,000 (or $0.64 per share) for the nine months ended September 30, 2009.  The increase is primarily attributable to an increase in net interest income as a result of lower cost of funds associated with interest bearing liabilities.  The annualized return on average assets was 0.66% for the nine months ended September 30, 2010 as compared with 0.64% for the comparable period in 2009.  Annualized return on average equity was 6.66% for the first nine months of 2010 as compared with 6.15% for the same period in 2009.  The increase in both ratios is attributable to the increase in net income during 2010.

During the first nine months of 2010 Riverview’s assets increased $19,105,000 or 7.6% to $272,043,000 as of September 30, 2010 from $252,938,000 as of December 31, 2009.  The increase in assets since the 2009 year end was attributable to an increase in investment securities and loans, which were funded from deposit growth as well as the reinvestment of the bank’s cash and cash equivalents.  Asset growth was also affected by the $342,000 or 4.7% increase in bank premises and equipment which was attributable to the completion of a new full service branch facility that opened in September 2010 in Tower City Borough, Schuylkill County.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended September 30, 2010 and 2009.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$36,712	$288	3.11%	$11,477	$96	3.32%
Tax-exempt	12,607	206	6.48%	14,024	206	5.83%
Total securities	49,319	494	3.97%	25,501	302	4.70%
Other interest earning assets	12,002	11	0.36%	20,853	42	0.80%
Loans:
Consumer	2,267	43	7.53%	4,003	68	6.74%
Commercial	12,824	199	6.15%	12,549	189	5.98%
Real estate	166,360	2,581	6.16%	155,823	2,475	6.30%
Total loans	181,451	2,823	6.17%	172,375	2,732	6.29%

Total earning assets	242,772	3,328	5.44%	218,729	3,076	5.58%

Non-interest earning assets	22,088			21,976

Total assets	$264,860			$240,705

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$77,451	$302	1.55%	$42,385	$169	1.58%
Savings	32,256	81	1.00%	28,823	76	1.05%
Time deposits	94,934	574	2.40%	111,490	907	3.23%
Total deposits	204,641	957	1.86%	182,698	1,152	2.50%
Borrowings:
Short-term borrowings	1,603	2	0.49%	872	1	0.45%
Long-term borrowings	10,688	69	2.56%	10,703	69	2.56%
Total borrowings	12,291	71	2.29%	11,575	70	2.40%
Total interest bearing liabilities	216,932	1,028	1.88%	194,273	1,222	2.50%

Demand deposits	20,343			19,817
Other liabilities	1,457			1,912
Shareholders’ equity	26,128			24,703

Total liabilities and shareholders’ equity	$264,860			$240,705

Net interest income		$2,300			$1,854
Net interest spread			3.56%			3.08%
Net interest margin			3.76%			3.36%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2010, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $252,000, or 8.2%, to $3,328,000 from $3,076,000 for the three months ended September 30, 2009.  The increase was due to growth of 11% in the volume of average interest earning assets which totaled $242,772,000 for the third quarter of 2010 as compared to $218,729,000 for the third quarter of 2009, as a result of loan growth and reinvesting the proceeds of other (lower yielding) earning assets into investment securities which had a higher yield.  This increase was offset by a decline in yields (calculated on a fully tax-equivalent basis) to 5.44% for the third quarter of 2010 as compared with 5.58% for the third quarter of 2009.

Total interest expense decreased $194,000, or 15.9% to $1,028,000 for the three months ended September 30, 2010 from $1,222,000 for the three months ended September 30, 2009.  This was attributable to a decline in total cost of funds, which decreased to 1.88% for the third quarter of 2010 from 2.50% for the same period in 2009.  The decline in the cost of funds offset the 11.7% increase in the volume of average interest bearing liabilities

Net interest income calculated on a fully tax equivalent basis increased $446,000, or 24.1%, to $2,300,000 for the three months ended September 30, 2010 from $1,854,000 for the three months ended September 30, 2009.  In addition, Riverview’s net interest spread increased to 3.56% for the three months ended September 30, 2010 from 3.08% for the three months ended September 30, 2009, while its net interest margin increased to 3.76% for the three months ended September 30, 2010 from 3.36% for the three months ended September 30, 2009.  The increase in the net interest margin and spread is largely attributable to achieving a lower cost of funding which more than offset the decline in interest earning asset yields.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the nine months ended September 30, 2010 and 2009.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$34,439	$790	3.07%	$14,254	$381	3.57%
Tax-exempt	13,556	642	6.34%	10,837	488	6.02%
Total securities	47,995	1,432	3.99%	25,091	869	4.63%
Other interest earning assets	11,363	46	0.54%	16,812	117	0.93%
Loans:
Consumer	2,457	135	7.35%	5,473	225	5.50%
Commercial	12,880	579	6.01%	11,546	575	6.66%
Real estate	162,738	7,493	6.16%	159,216	7,573	6.36%
Total loans	178,075	8,207	6.16%	176,235	8,373	6.35%

Total earning assets	237,433	9,685	5.45%	218,138	9,359	5.74%

Non-interest earning assets	20,929			21,224

Total assets	$258,362			$239,362

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$75,080	832	1.48%	$33,060	$339	1.37%
Savings	30,539	226	0.99%	28,862	232	1.07%
Time deposits	93,800	1,792	2.55%	110,105	2,784	3.38%
Total deposits	199,419	2,850	1.91%	172,027	3,355	2.61%
Borrowings:
Short-term borrowings	1 ,295	6	0.62%	10,478	48	0.61%
Long-term borrowings	10,692	205	2.56%	10,287	266	3.46%
Total borrowings	11,987	211	2.35%	20,765	314	2.02%
Total interest bearing liabilities	211,406	3,061	1.94%	192,792	3,669	2.54%

Demand deposits	19,929			20,322
Other liabilities	1,452			1,882
Shareholders’ equity	25,575			24,366

Total liabilities and shareholders’ equity	$258,362			$239,362

Net interest income		$6,624			$5,690
Net interest spread			3.51%			3.19%
Net interest margin			3.73%			3.49%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the nine months ended September 30, 2010, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $326,000 or 3.5%, to $9,685,000 from $9,359,000 for the nine months ended September 30, 2009.  This increase was due to growth of 8.8% in average interest earning assets to $237,433,000 for the first nine months of 2010 as compared to $218,138,000 for the first nine months of 2009.  Also contributing to the higher interest income was the reinvestment of deposits with banks into securities which were yielding more than the deposits.  Overall, the increase in the volume of interest earning assets offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.45% for the first nine months of 2010 as compared with 5.74% for the first nine months of 2009.

Total interest expense decreased $608,000, or 16.6% to $3,061,000 for the nine months ended September 30, 2010 from $3,669,000 for the nine months ended September 30, 2009.  Cost of funds decreased to 1.94% at the end of the third quarter of 2010 from 2.54% for the same period in 2009.  The decline in the cost of funds offset the 9.7% increase in the volume of average interest bearing liabilities.  While average interest bearing liabilities increased primarily due to deposit growth, during 2009 Riverview paid off short-term borrowings and took advantage of declining interest rates and secured more cost effective longer term funding through borrowings primarily from the Federal Home Loan Bank of Pittsburgh (“FHLB”).

Net interest income calculated on a fully tax equivalent basis increased $934,000, or 16.4%, to $6,624,000 for the nine months ended September 30, 2010 from $5,690,000 for the nine months ended September 30, 2009.  Riverview’s net interest spread increased to 3.51% at September 30, 2010 from 3.19% at September 30, 2009, while its net interest margin increased to 3.73% at September 30, 2010 from 3.49% at September 30, 2009.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision recorded for the third quarter ended September 30, 2010 was $582,000 as compared with $200,000 recorded for the third quarter ended September 30, 2009.  The provision for the nine months ended September 30, 2010 was $871,000 as compared with $475,000 for the same period in 2009.  The provision passed for the third quarter of 2010 was driven primarily by an increase in the qualitative factors applied to all unimpaired loan pools warranted by an increase in past due and non-performing assets quarter to quarter and the continued slow economic recovery.  In determining the allowance for loan losses, the Bank identified separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar risk characteristics.   The allowance for loan losses was $2,897,000 or 1.62% of total loans outstanding at September 30, 2010 as compared to $2,186,000, or 1.26% of total loans at September 30, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at September 30, 2010 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended September 30, 2010 and 2009.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended September 30,
		Increase/(Decrease)
	2010	Amount	%	2009
Service charges on deposit accounts	$83	$10	13.7%	$73
Other service charges and fees	103	15	17.0%	88
Earnings on cash value of life insurance	62	7	12.7%	55
Gain on sale of available for sale securities	—	(102)	—	102
Gain from the sale of mortgage loans	156	112	254.5%	44
	$404	$42	11.6%	$362

Non-interest income continues to be an important source of income for Riverview, representing 15.4% of total revenues (comprised of net interest income and non-interest income) for the third quarter of 2010 as compared with 17% for the third quarter of 2009.  Non-interest income increased 11.6% in comparing the financial results for the third quarter of 2010 with the results for the same period in 2009, and is attributable to the following:   Since the Bank did not sell any investment securities during the third quarter of 2010 no gain or loss from such a sale was recorded as compared with a gain of $102,000 that was recorded during the third quarter of 2009.  Further contributing to the increase in non-interest income was the $112,000 increase in income from the sale of mortgage loans servicing released to Freddie Mac during the third quarter of 2010.  The increase in service charges on deposits and other service charges and fees was due to deposit and transaction growth, while the increase in the cash value of life insurance was attributable to the appreciation in the value of the Bank’s bank owned life insurance (“BOLI”) as of the third quarter of 2010 as compared with the third quarter of 2009.

The following table sets forth the changes in non-interest income for the nine months ended September 30, 2010 and 2009.

Non-Interest Income

(Dollars in thousands)

	Nine Months Ended September 30,
		Increase/(Decrease)
	2010	Amount	%	2009
Service charges on deposit accounts	$239	$23	10.6%	$216
Other service charges and fees	340	75	28.3%	265
Earnings on cash value of life insurance	188	(3)	(1.6)%	191
Gain on sale of available for sale securities	4	(286)	(98.6)%	290
Gain from the sale of mortgage loans	270	(27)	(9.1)%	297
	$1,041	$(218)	(17.3)%	$1,259

Non-interest income is an important component of net income for Riverview, representing 14.1% of total revenues (comprised of net interest income and non-interest income) for the first nine months of 2010 as compared with 18.7% for the first nine months of 2009.  Total non-interest income decreased 17.3% in the first nine months of 2010 as compared with the first nine months of 2009 and is attributable to the following:

•                  The increase in service charges is due to increased deposit and transaction activity.

•                  The increase in other service charges and fees reflects the impact of recording a servicing asset during the earlier part of 2010.

•                  Earnings from the cash value of life insurance during 2010 was lower than 2009 earnings because of the receipt of additional income of $26,000 during the first nine months of 2009 from the death benefit of a former director.

•                  The gain on the sale of available for sale securities was lower in 2010 as compared with 2009 because the bank sold less investment securities from its portfolio in 2010 as compared with 2009.

•                  The Bank recorded less of a gain from the sale of mortgage loans in 2010 as a result of a decrease in the volume of loans available for sale servicing released to Freddie Mac as compared with 2009.

Non-Interest Expense

Non-interest expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of Riverview, increased $97,000 or 6.3% in comparing the third quarter of 2010 with the third quarter of 2009.

The following table presents the components of non-interest expense for the third quarters of 2010 and 2009.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended September 30,
		Increase/(Decrease)
	2010	Amount	%	2009
Salaries and employee benefits	$819	$110	15.5%	$709
Occupancy expense	165	3	1.9%	162
Equipment expense	99	(7)	(6.6)%	106
Telecommunications and processing charges	119	(5)	(4.0)%	124
Postage and office supplies	50	4	8.7%	46
FDIC premium	90	5	5.9%	85
Bank shares tax expense	62	(4)	(6.1)%	66
Directors’ compensation	65	10	18.2%	55
Professional services	35	(40)	(53.3)%	75
Other expenses	140	21	17.6%	119
	$1,644	$97	6.3%	$1,547

While there were certain expenses that were higher during the third quarter of 2010 as compared with the third quarter of 2009 as a result of the Bank’s growth, other expenses were lower.

The following table presents the components of non-interest expense for the first nine months of 2010 and 2009.

Non-Interest Expense

(Dollars in thousands)

	Nine Months Ended September 30,
		Increase/(Decrease)
	2010	Amount	%	2009
Salaries and employee benefits	$2,451	$214	9.6%	$2,237
Occupancy expense	532	25	4.9%	507
Equipment expense	298	(14)	(4.5)%	312
Telecommunications and processing charges	360	5	1.4%	355
Postage and office supplies	146	(26)	(15.1)%	172
FDIC premium	270	(73)	(21.3)%	343
Bank shares tax expense	195	(2)	(1.0)%	197
Directors’ compensation	192	27	16.4%	165
Professional services	111	(67)	(37.6)%	178
Other expenses	379	3	0.8%	376
	$4,934	$92	1.9%	$4,842

The increase of $92,000 or 1.9% in total non-interest expenses is attributable to management’s ongoing efforts to control overall efficiencies within the Bank.  It is important to note that during the first nine months of 2009 certain types of expenses, such as equipment expense, office supplies and professional services were higher than normal because the Bank was still incurring expenses specifically associated with the consolidation of First Perry Bancorp, Inc. and HNB Bancorp, Inc. and the merger of systems and processes.

Salaries and employee benefit expenses, which comprise the largest component of non-interest expense, increased by $214,000 for the first nine months of 2010 as compared with the first nine months of 2009.  The increase was due to increased medical benefit premium costs and additions to staff, particularly during the third quarter of 2010 when the bank opened a new branch office.

The 4.9% increase in occupancy expenses was attributable to the opening of a new branch office during the third quarter of 2010.

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

Provision for Federal Income Taxes

The income tax expense was $65,000 for the third quarter of 2010, a decrease of $2,000, or 3%, compared to $67,000 for the third quarter of 2009.  For the nine months ended September 30, 2010, the tax provision was $324,000 compared to $291,000 for the nine months ended September 30, 2009.  Respectively, these provisions reflect effective tax rates of approximately 20.3% for 2010 and 20.6% for 2009.  The effective tax rate remained somewhat consistent from year to year.  Even though there was a higher level of taxable income in 2010, the increased level of tax-free income mitigated the impact of higher taxes.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of September 30, 2010 and December 31, 2009.

Investment Securities

(In thousands)

	September 30,	December 31,
	2010	2009
Available for Sale Securities (at Fair Value):
U.S. Government agencies	$3,348	$2,375
State and municipal	12,844	14,950
Mortgage-backed securities	32,643	17,258
Total	$48,835	$34,583

Since the year end, total investment securities increased as a result of purchases made primarily during the first quarter of 2010.  In particular, mortgage-backed securities increased $15,385,000 or 89.1% to $32,643,000 at September 30, 2010 from $17,258,000 at the 2009 year end.  None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“ FHLMC”).  Securities issued by these three agencies contain additional guarantees that make them among the most creditworthy investments available.  The source for funding the security purchases was from the reinvestment of a portion of the bank’s cash and cash equivalents.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of September 30, 2010.

Investment in stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  Throughout most of 2008, Riverview earned a return or dividend based upon the amount invested.  In late December 2008, the FHLB announced that it had suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  The FHLB has not violated its agreement with its member banks by not repurchasing excess capital stock in that it is not generally required to redeem membership stock until five years after the membership has terminated.  Based on the financial results of the FHLB for the year ended December 31, 2009 and for the second quarter of 2010, management believes that the suspension of both the dividend payment and excess capital stock repurchase is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $5,985,000, or 3.5%, to $178,929,000 at September 30, 2010 from $172,944,000 at December 31, 2009.  Loan growth since the 2009 year end is centered in commercial and construction real estate loans which increased 8.3% and home equity lines of credit which increased 29.8%.  These increases were offset by a 12.8% decline in consumer installment loans, a 10.9% decline in commercial loans and a 5.7% decline in residential real estate loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of September 30, 2010 and December 31, 2009:

Non-Performing Assets

(Dollars in thousands)

	September 30,	December 31,
	2010	2009
Accruing loans past due 90 days	$1,621	$219
Non-accrual loans	3,146	3,123
Total non-performing loans	4,767	3,342

Foreclosed real estate	210	312
Total non-performing assets	$4,977	$3,654

Non-performing loans to total loans	2.66%	1.93%
Non-performing assets to total assets	1.83%	1.44%
Allowance to non-performing loans	60.77%	76.60%

The non-performing assets ratios presented in the table reflect deterioration in the credit quality of the loan portfolio since the 2009 year end.  Through the first nine months of 2010, the Bank experienced an increase in total non-performing loans due to increases of $1,402,000 in accruing loans past due 90 days and $23,000 in non-accrual loans.  The increase in accruing loans past due 90 days as of September 30, 2010 as compared with the 2009 year end is attributable almost exclusively to three loans to one customer identified in the most current quarter totaling $1,398,000 secured by a personal residence.  It is anticipated that this delinquency will be cured in the very near future. Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $210,000 in real estate acquired through foreclosure as of September 30, 2010 as compared with $312,000 as of December 31, 2009.  The real estate consists of one residential property located in one of the communities serviced by Riverview.  The decrease at September 30, 2010 from December 31, 2009 is due to the sale of one of the properties during the third quarter.  Riverview expects to be able to sell the outstanding property during 2010 with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio generally continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of September 30, 2010 and December 31, 2009.

(Dollars in thousands)	September 30, 2010	December 31, 2009
Loans to Lessors of:
Residential buildings and dwellings	$34,941	$31,934
Nonresidential buildings	22,161	19,321

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested this portfolio in 2009 by applying a 24% vacancy factor to the properties securing these loans and determined that the loans can still generally perform as agreed.  To date, the performance of this portfolio as well as the non-residential portfolio continues to be acceptable, with only nominal increases in delinquency and collection efforts noted in the third quarter.

It is noted that the actual vacancy factor in Riverview’s market area in each class of non-residential space increased 1% - 4% during 2009, ending the year with total vacancies ranging from 6% - 12%.  Demand for office space was solid for the first quarter of 2010 in Riverview’s market area with absorption reaching the highest level since the third quarter of 2006.  The marketplace showed continuing signs of improvement with positive absorption and stable vacancy rates in all classes of space during the second quarter of 2010.  The third quarter of 2010 displayed some volatility, particularly in the city of Harrisburg driven by uncertainty surrounding the city’s financial outlook.  Overall absorption outside of the city was positive during the third quarter.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $871,000 was made to the allowance for loan losses for the nine months ended September 30, 2010.  Management determined that the total of the allocated and unallocated portions of the allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	September 30,
	2010	2009
Beginning balance	$2,560	$1,710
Provision for loan losses	871	475

Charge-offs:
Commercial, financial, agricultural	540	—
Real estate mortgage	13	—
Installments	5	—
Total charge-offs	558	—

Recoveries:
Commercial, financial, agricultural	10	—
Real estate mortgage	14	—
Installments	—	1
Total recoveries	24	1

Net charge-offs	534	1

Ending balance	$2,897	$2,186

Net charge-offs to average loans (annualized)	0.40%	0.00%
Allowance for loan losses to total loans	1.62%	1.25%

The increase in the allowance for loan losses as a percentage of total loans as of September 30, 2010 as compared with September 30, 2009 is reflective primarily of amounts reserved during the fourth quarter of 2009 and the second quarter of 2010 on loans deemed to be impaired. Additionally reserves increased due to higher qualitative factors and the creation of two higher risk factor pools for criticized and classified unimpaired loans during the third quarter of 2010.  Management continues to be attentive to potential deterioration in credit quality due to economic pressures, economic conditions and the softness in real estate prices in the markets served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at September 30, 2010 were $233,096,000, an increase of $18,160,000, or 8.4%, from total deposits of $214,936,000 at December 31, 2009.  While noninterest bearing deposits increased 1.8% at September 30, 2010 since the 2009 year end, interest bearing deposits experienced the highest growth of $17,815,000 or 9.1%.  In particular, interest bearing demand deposits accounts, which include the bank’s Hometown checking product, and savings and money market deposit products have experienced the highest growth during 2010 since the 2009 year end.

Shareholders’ Equity and Capital Adequacy

At September 30, 2010, shareholders’ equity for Riverview totaled $25,844,000, an increase of $1,127,000 or 4.6%, over December 31, 2009.  The increase was due to net income of $1,270,000, less the payment of dividends for $656,000, an increase of $22,000 to surplus to reflect the compensation cost associated with option grants, a decrease of $28,000 reflecting the repurchase of common stock, and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $519,000.

Banks are evaluated for capital adequacy through regulatory review of capital ratios.  The table that follows presents the Bank’s capital ratios as determined and reported to its regulator.  Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets.  Total capital consists of tier 1 capital and the allowance for loan losses.  The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a “well-capitalized” institution.

Capital Ratios (of Bank)

	September 30, 2010	December 31, 2009	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.81%	9.0%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.99%	14.3%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.24%	15.5%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At September 30, 2010, $960,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the nine months ended September 30, 2010, which reduced retained earnings by $656,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
3/3/2010	3/17/2010	3/31/2010	Regular	$0.08/share
3/3/2010	3/17/2010	3/31/2010	Special	$0.045/share
6/3/2010	6/16/2010	6/30/2010	Regular	$0.08/share
6/3/2010	6/16/2010	6/30/2010	Special	$0.045/share
9/1/2010	9/15/2010	9/30/2010	Regular	$0.08/share
9/1/2010	9/15/2010	9/30/2010	Special	$0.045/share

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At September 30, 2010, Riverview had unfunded outstanding commitments to extend credit of $21,806,000 and outstanding letters of credit of $1,569,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 12 of the 2009 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $26,309,000 at September 30, 2010 and was comparable to the

$27,533,000 that was outstanding at December 31, 2009.  While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At September 30, 2010, unpledged available-for-sale securities with a carrying value of $19,034,000 were readily available for liquidity purposes as compared with $13,203,000 at December 31, 2009.  This increase was attributable to the growth in investment securities.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $197,948,000 at September 30, 2010 as compared to $184,805,000 at December 31, 2009.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of September 30, 2010, Riverview has access to two formal borrowing lines totaling $98,333,000 with the aggregate amount outstanding on these lines totaling $10,686,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at September 30, 2010 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 4T.               CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of September 30, 2010, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 1A.                 Risk Factors

Not required for smaller reporting companies.

Item  2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by Riverview of its common stock in each month of the quarter ended September 30, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1-31, 2010	487	$8.62	487	85,263
August 1-31, 2010	1,000	9.00	1,000	84,263
September 1-30, 2010	1,500	9.93	1,500	82,763

(1) On April 9, 2010, Riverview announced a Stock Repurchase program approving the purchase of up to 85,750 shares, or 4.9% of its outstanding common stock.  These shares will be purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the corporation and its insiders may be prohibited from trading in the corporation’s common stock.  As of September 30, 2010, 2,987 shares were purchased under this program.

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

10.12

Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2010

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2010

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

10.12

Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

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