Form 10-K
period 2010-12-31
Riverview Financial Corp
filed 2011-03-29
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13,898,000.

As of March 23, 2011, the registrant had 1,744,716 shares of common stock outstanding.

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

Riverview Financial Corporation

Riverview Financial Corporation (“Riverview”) is a one bank holding company, incorporated in the Commonwealth of Pennsylvania on December 31, 2008 and is headquartered in Halifax, Pennsylvania.

Riverview was formed upon the consolidation of First Perry Bancorp, Inc., Marysville, Pennsylvania, and HNB Bancorp, Inc., Halifax, Pennsylvania.  Riverview is a registered bank holding company and currently its sole business is to act as a holding company for Riverview National Bank (“the Bank”).

Riverview National Bank

Riverview National Bank was formed upon the consolidation of the charters of The First National Bank of Marysville and Halifax National Bank on December 31, 2008 and is headquartered in Marysville, Pennsylvania.  After the consolidation, the branches of The First National Bank of Marysville and Halifax National Bank continue to operate under their current names as divisions of Riverview National Bank.

The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Central Pennsylvania market area of Perry, Cumberland, Dauphin and Schuylkill counties.  The Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank.  The purpose of the charter change is to provide the Bank with greater flexibility in executing its strategy of profitability and growth.  The conversion is expected to take place during the second or third quarter of 2011, pending regulatory approval.

Supervision and Regulation of Riverview

The Holding Company Act of 1956.  Riverview is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board.  The following restrictions apply:

•      General Supervision by the Federal Reserve Board.  As a bank holding company, Riverview’s activities are limited to the business of banking and activities closely related or incidental to banking.  Bank holding companies are required to file periodic reports with and are subject to examination by the Federal Reserve Board.  The Federal Reserve Board has adopted a risk-focused supervision program for small shell bank holding companies that is tied to the examination results of the subsidiary bank.  The Federal Reserve Board has issued regulations under the Holding Company Act that require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks.  As a result, the Federal Reserve Board may require that Riverview stand ready to provide adequate capital funds to the Bank during periods of financial stress or adversity.

•      Restrictions on Acquiring Control of other Banks and Companies.  A bank holding company may not:

•         acquire direct or indirect control of more than 5% of the outstanding shares of any class of voting stock, or substantially all of the assets of, any bank, or

•         merge or consolidate with another bank holding company,

without the prior approval of the Federal Reserve Board.

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

•      Anti-Tie-In Provisions.  A bank holding company and its subsidiaries may not engage in tie-in arrangements in connection with any extension of credit or provision of any property or services.  These anti-tie-in provisions state that a bank may not:

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

•                  Riskless-principal transactions—Buying and selling all types of securities in the secondary market on the order of customers as “riskless principal”;

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

Riverview has not chosen to become a financial holding company at this time.

Supervision and Regulation of Riverview National Bank

General Overview

Banks operate in a highly regulated environment and are regularly examined by federal and state regulatory authorities.  The following discussion concerns various federal and state laws and regulations and the potential impact of such laws and regulations on the Bank.

To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory or regulatory provisions themselves.  Proposals to change laws and regulations are frequently introduced in Congress, the state legislatures, and before the various bank regulatory agencies.  We cannot determine the likelihood or timing of any such proposals or legislation, or the impact they may have on the Bank.  A change in law, regulations or regulatory policy may have a material effect on the Bank’s business.

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, to members of the Federal Reserve System, and to banks whose deposits are insured by the FDIC.  The Bank’s operations are subject to regulations of the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System and the FDIC.

Safety and Soundness

The primary regulator for the Bank is the OCC.  The OCC has the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a national bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, but are not limited to, the following:

• Scope of a bank’s business

• Investments a bank may make

• Reserves that must be maintained against certain deposits

• Loans a bank makes and collateral it takes

• Merger and consolidation activities

• Establishment of branches

The Bank is a member of the Federal Reserve System and, therefore, the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Bank’s operations including:

• Loan and deposit growth

• Rate of interest earned and paid

• Levels of liquidity

• Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Bank’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Legislation

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against financial institutions for deposit insurance.  This assessment is based on a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on a bank’s capital and supervisory measures.  Under the FDIC’s risk-based system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments on their deposits.   For purposes of calculating the insurance assessment, the Bank is considered to be well capitalized.  Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance.  Under the final rule, banks in this category pay initial base rates ranging from 12 to 16 cents per $100 of deposits on an annual basis beginning April 1, 2009.

On June 30, 2009, the FDIC imposed a 5 basis point emergency special assessment on the banking industry, where this special assessment was required to be accrued during the second quarter of 2009 and paid on September 30, 2009.  All FDIC insured financial institutions were required to pay this special assessment.

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

In November 2010, the FDIC Board issued a proposed rule that would change the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity (defined as Tier 1 capital), as required by the Dodd-Frank Act.  In addition, the FDIC proposal also would lower assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lower risk category, and 30 to 45 basis points in the highest risk category.  Separately, the FDIC Board also issued a revised proposal that would create a scorecard-based assessment rate for banks with more than $10 billion in assets and for large, highly complex institutions.  None of these proposals have been finalized but continue to be under consideration.

On December 14, 2010, the Board of Directors of the FDIC adopted a final rule to set the Deposit Insurance Fund’s long-term designated reserve ratio (“DRR”) at two percent of estimated insured deposits.  The decision to set the DRR at two percent was based on an historical analysis of losses to the insurance fund.  The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the reserve ratio must be at least two percent as a long-term minimum goal.  The FDIC set the DRR according to the following factors: risk of loss to the insurance fund; economic conditions affecting the banking industry; preventing sharp swings in the assessment rates; and any other factors it deemed important.  Previously, federal law required that the designated reserve ratio for the deposit insurance fund should be at 1.15% to 1.50% of estimated insured deposits.

FDIC Insurance

As a member institution of the FDIC, deposit accounts at the bank were insured generally up to a maximum of $100,000 for each separately insured depositor, and up to a maximum of $250,000 for self-

directed retirement accounts.  In 2009, the FDIC increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  On November 9, 2010, the FDIC Board approved a final rule that will implement unlimited deposit insurance coverage on non-interest bearing transaction accounts beginning on December 31, 2010 and ending December 31, 2012, as mandated by the Dodd-Frank Act.  This is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules.

Community Reinvestment Act

All FDIC insured institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  The OCC, which is a governmental agency that overviews national banks, is required to assess all financial institutions that it regulates to determine whether these institutions are meeting the credit needs of the community that they serve.  The Act focuses specifically on low and moderate-income neighborhoods.  The OCC takes an institution’s CRA record into account in its evaluation of any application made by any of such institutions.  A financial institution’s failure to comply with the CRA provisions could, at a minimum, result in regulatory restrictions on its activities including:

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

Payment of Dividends and Other Restrictions

Dividends are paid by Riverview from its earnings, which are mainly provided by dividends from the Bank.  However, certain regulatory restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  The approval of the OCC is required if the total of all dividends declared by a national bank in any calendar year exceeds the Bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.  Under this restriction, at December 31, 2010, the Bank could declare additional dividends of $747,000 to Riverview without prior regulatory approval.

Capital Adequacy

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) institutions are classified in one of five defined categories as illustrated below.

Capital Category	Total Risk-Based Ratio	Tier 1 Risk-Based Ratio	Tier 1 Leverage Ratio
Well capitalized	>10.0	>6.0	>5.0
Adequately capitalized	>8.0	>4.0	>4.0*
Undercapitalized	<8.0	<4.0	<4.0*
Significantly undercapitalized	<6.0	<3.0	<3.0
Critically undercapitalized			<2.0

*                                               3.0 for those banks having the highest available regulatory rating.

The Bank’s capital ratios exceed the regulatory requirements to be considered well capitalized for Total Risk-Based Capital, Tier 1 Risk-Based Capital, and Tier 1 Leverage Capital.

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

Legislation and Regulatory Changes

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various regulatory agencies.  No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank’s operations.  Certain changes of potential significance to the Bank that have been enacted recently and others, which are currently under consideration by Congress or various regulatory or professional agencies, are discussed below.

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

The rules, developed by the Secretary of the Treasury, require that banks have procedures in place to:

•      Verify the identity of persons applying to open an account

•      Ensure adequate maintenance of the records used to verify a person’s identity, and

•      Determine whether a person is on any US governmental agency list of known or suspected terrorists or a terrorist organization

The bank regulatory agencies have increased the regulatory scrutiny of the Bank Secrecy Act and anti-money laundering programs maintained by financial institutions.  Significant penalties and fines, as well as other supervisory orders may be imposed on a financial institution for non-compliance with these requirements.  In addition, federal bank regulatory agencies must consider the effectiveness of financial institutions engaging in a merger transaction in combating money laundering activities.  The Bank has adopted policies and procedures which are in compliance with these requirements

Multifactor Authentification

The bank regulatory agencies jointly published the “Interagency Guidance on Authentification in an Internet Banking Environment”.  This guidance requires banks to implement enhanced security measures to authenticate customers using internet based services to process transactions that either access customer information or transfer funds to third parties.  The principles of this guidance apply to telephone banking systems and call centers if the same level of access is available through these services.

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

Ongoing Legislation

As a consequence of the extensive regulation of commercial banking activities in the United States, the Bank’s business is particularly susceptible to changes in the federal and state legislation and regulations.  Over the course of time, various federal and state proposals for legislation could result in additional regulatory and legal requirements for the Bank.  The Bank can neither predict if any such legislation will be adopted nor if adopted how it would affect its business.  Past history has demonstrated that new legislation or changes to existing legislation usually results in a heavier compliance burden and, therefore, generally increases the cost of doing business.

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was signed into law.  Dodd-Frank is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, Dodd-Frank creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  Dodd-Frank additionally creates a new independent federal regulator to administer federal consumer protection laws.  Dodd-Frank is expected to have a significant impact on our business operations as its provisions take effect.  It is difficult to predict at this time what specific impact Dodd-Frank and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.  Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements.  Dodd-Frank requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  Dodd-Frank additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  Dodd-Frank permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2012.  Dodd-Frank also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  Dodd-Frank requires the FDIC to increase the reserve ratio of the Deposit Insurance Fund from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective one year from the date of enactment, Dodd-Frank eliminates the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance.  Dodd-Frank requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The SEC has finalized the rules implementing these requirements which took effect on January 21, 2011.  Additionally, Dodd-Frank directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded.  Dodd-Frank also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, Dodd-Frank prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching.  Dodd-Frank authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers.  Dodd-Frank precludes a bank holding company from engaging in an interstate acquisition — the acquisition of a bank outside its home state — unless the bank holding company is both well capitalized and well managed.  Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed.  The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees.  Dodd-Frank amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau.  Dodd-Frank creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  Dodd-Frank authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, Dodd-Frank will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  Dodd-Frank permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Small Business Jobs Act

The Small Business Jobs Act was signed into law on September 27, 2010, which creates a $30 billion Small Business Lending Fund (the “Fund”) to provide community banks with capital to increase small business lending.  Generally, bank holding companies with assets equal to or less than $10 billion are eligible to apply for and receive a capital investment from the Fund in an amount equal to 3-5% of its risk-weighted assets.

The capital investment will take the form of preferred stock carrying a 5% dividend which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years.  If the participant does not increase its small business lending at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%.  After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending.  The deadline to apply to receive capital under the fund is March 31, 2011.  Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.

Available Information

Riverview is subject to the informational requirements of Section 15(d) of the Exchange Act, and, accordingly, files reports, and other information with the Securities and Exchange Commission.  The reports and other information filed with the SEC are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, and Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Riverview is an electronic filer with the SEC.  The SEC maintains an internet site that contains reports and information statements, and other information regarding issuers that file electronically with the SEC.  The SEC’s internet site address is http://www.sec.gov.

Riverview’s headquarters are located at 3rd and Market Streets, Halifax, Pennsylvania 17032, and its telephone number is (717) 896-3433.

At December 31, 2010, Riverview had 55 full time employees and 11 part time employees.  In the opinion of management, Riverview enjoys a satisfactory relationship with its employees and is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Riverview owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the main office of the Bank.  The table below sets forth the locations of the properties that are owned and leased in the name of the Bank, which include its main office, branch offices and certain parking facilities related to its banking offices.  As for those properties that are owned, all are owned free and clear of any lien.  The Bank’s main office and all branch offices are located in Pennsylvania.

The following locations operate under the name “The First National Bank of Marysville, a division of Riverview National Bank”:

Office and Address

2040 Good Hope Road, Enola, Pennsylvania 17025 (leased)
1288 North Mountain Road, Harrisburg, Pennsylvania 17112 (leased)
55 South Main Street, Duncannon, Pennsylvania 17020 (leased)
200 Front Street, Marysville, Pennsylvania 17053 (owned)
500 South State Road, Marysville, Pennsylvania 17053 (owned)

The following locations operate under the name “Halifax National Bank, a division of Riverview National Bank”:

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
920 East Wiconisco Avenue, Tower City, Pennsylvania 17980 (leased)

All of these properties are in good condition and are deemed by management to be adequate for Riverview’s purposes.

ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any litigation that would have a materially adverse effect on the consolidated financial position or results of operations of Riverview.  There are no proceedings pending other than ordinary routine litigation incident to the business of Riverview and the Bank.  In addition, management does not know of any material proceedings contemplated by governmental authorities against Riverview or the Bank or any of its properties.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized common stock of Riverview consists of 5,000,000 shares of common stock with a par value of $0.50 per share of which 1,750,003 shares were issued and 1,745,916 shares were outstanding as of December 31, 2010 and held by approximately 370 holders of record.  The number of shareholders does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.  Riverview common stock is listed on the OTC Markets Group Inc. (formerly known as the Pink OTC Markets) (www.otcmarkets.com) under the OTCQB tier.  The stock is traded in the over-the-counter market and privately negotiated transactions under the symbol “RIVE” and is traded at irregular intervals.

Riverview pays dividends on the outstanding shares of common stock on a quarterly basis at the discretion of the Board of Directors which bases its decision on Riverview’s earnings, cash requirements and overall financial position.  The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.

Per Share Cash Dividends Paid
2010 First quarter	$0.125
Second quarter	0.125
Third quarter	0.125
Fourth quarter	0.125
$0.500

2009 First quarter	$0.100
Second quarter	0.100
Third quarter	0.100
Fourth quarter	0.120
$0.420

On February 21, 2011, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 31, 2011 to all common shareholders of record as of March 15, 2011.  The cash dividend is comprised of a regular dividend of $0.08 per share and a special dividend of $0.045 per share for a total dividend of $0.125 per share.

Additional information relating to dividend restrictions can be found in Note 13 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data - incorporated in this Form 10-K.

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 7 under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

The following table provides information on repurchases by Riverview of its common stock in each month of the quarter ended December 31, 2010:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1-31, 2010	—	$—	—	82,763
November 1-30, 2010	1,000	10.64	1,000	81,763
December 1-31, 2010	100	10.90	100	81,663
Total	1,100	$10.66	1,000

(1) On March 9, 2011, Riverview reaffirmed its Stock Repurchase program, which it originally authorized April 9, 2010, approving the purchase of up to 4.9% of its outstanding common stock, which amounts to approximately 85,500 shares.  These shares are purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the Corporation and its insiders may be prohibited from trading in the Corporation’s common stock.  As of December 31, 2010, 4,087 shares were purchased under this program during 2010 and recorded as treasury stock at cost.

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

•                  governmental monetary and fiscal policies, as well as legislative and regulatory change;

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

•                  the impact of new laws and regulations, including the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the regulations promulgated there under;

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

Critical Accounting Policies and Estimates

The consolidated financial statements include Riverview and its wholly-owned subsidiary, Riverview National Bank.  All significant intercompany accounts and transactions have been eliminated.

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

Riverview’s accounting policies are fundamental to understanding Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The most significant accounting policies followed by Riverview are presented in Note 1 of the consolidated financial statements.  Note 1 presents significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Riverview and its results of operations.  Riverview has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions.  These policies relate to the allowance for loan losses, valuation of its securities, goodwill and other intangible assets and accounting for income taxes.

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

OVERVIEW

Business Combination

On December 31, 2008 and pursuant to the Agreement and Plan of Consolidation (the “Agreement”), dated, June 18, 2008, as amended, by and between First Perry Bancorp, Inc. (“First Perry”) and HNB Bancorp, Inc. (“HNB”), Riverview Financial Corporation, a Pennsylvania Corporation, was formed upon the completion of the consolidation of First Perry and HNB under Pennsylvania law.  Riverview issued 1,750,003 shares of common stock.  Each outstanding share of common stock of First Perry and HNB was converted into 2.435 and 2.520 shares of Riverview’s common stock, respectively.  Further, The First National Bank of Marysville, the wholly owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated to form Riverview National Bank, which is the wholly owned subsidiary of Riverview.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and to provide better efficiencies and cost savings through the consolidation of operations.

Riverview’s results of operations are primarily derived from the management of spread income generated between the interest received on its interest-earning assets and the interest paid on its interest-bearing liabilities.  Changes in net interest income are not only affected by changes in interest rates, but are also impacted by changes in the make-up and volume of the balance sheet as well as the level of yield generated from interest-earning assets versus the costs associated with interest-bearing liabilities.  Riverview also generates non-interest income from fees associated with various products and services offered to customers, mortgage banking activities, bank owned life insurance (“BOLI”) and from the sale of assets, such as loans or investments.   Offsetting these revenues are provisions for potential losses on loans, administrative expenses and income taxes.

As of the 2010 year end, Riverview achieved net income of $1,287,000, an increase of 15.8% from net income of $1,111,000 for the 2009 year end.  Basic and diluted earnings per share in 2010 were $0.74 per share, an increase of 17.5% from $0.63 per share in 2009.  The increase is primarily attributable to an increase in net interest income as a result of lower cost of funds.  The return on average assets was 0.49% as of the 2010 year end compared with 0.46% as of the 2009 year end.  Return on average equity was 5.01% in 2010 compared to 4.45% in 2009.  The increase in both ratios is due to the increase in net income during 2010.

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

2010 Compared to 2009

Total interest income increased on a FTE basis (as adjusted for the tax benefit derived from tax exempt assets — see Table 1 for calculation), by $461,000, or 3.7%, to $12,918,000 for the year ended December 31, 2010 from $12,457,000 for the year ended December 31, 2009.  Total interest income increased as a result of 9% growth in total average interest earning assets, even though the yield associated with interest earning assets declined to 5.35% at December 31, 2010 from 5.62% at December 31, 2009.

Total interest expense decreased $782,000, or 16.1%, to $4,078,000 in 2010 from $4,860,000 in 2009, even though average interest bearing liabilities increased $19,632,000 or 10%.  The decrease in total interest expense was attributable to a decline in cost of funds to 1.89% at December 31, 2010 from 2.48% at December 31, 2009.  Further contributing to the decrease was a change in the composition of deposits, where time deposits, which generally carry the highest cost to fund, declined 11% from the 2009 year end to the 2010 year end, while average interest-bearing demand deposit volume, which generally have a lower funding cost, increased 88.8% year over year.

Net interest income calculated on a FTE basis increased $1,243,000, or 16.4%, to $8,840,000 for the year ended December 31, 2010 from $7,597,000 for the year ended December 31, 2009.  Riverview’s net interest spread (on a fully tax equivalent basis) increased to 3.46% for 2010 from 3.14% for 2009, while net interest margin (on a fully tax equivalent basis) increased to 3.66% for 2010 from 3.43% for 2009.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management proactively managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.   Riverview’s ability to manage net interest income over a variety of interest rate and economic environments is important to its financial success.

2009 Compared to 2008

Total interest income increased on a FTE basis by $5,135,000, or 70.1%, to $12,457,000 for 2009 from $7,322,000 for 2008.  This increase was due to the consolidation and organic growth of the Bank, which contributed to the 85.8% increase in average interest-earning assets to $221,605,000 in 2009 from $119,246,000 in 2008.  The growth in average interest-earning assets was attributable to a 43.6 % increase in investment securities, 77.2% increase in loans and a 1651.3% increase in other interest-earning assets, mostly comprised of deposits with banks.  The increased volume offset the decline in yields (calculated on a fully tax-equivalent basis) to 5.62% for 2009 from 6.14% in 2008.  The decline in the yield on earning assets was attributable to changes in market interest rates.

Total interest expense increased $1,816,000, or 59.7% to $4,860,000 for the year ended December 31, 2009 from $3,044,000 for the year ended December 31, 2008.  Cost of funds decreased to 2.48% at the end of 2009 from 2.87% at the end of 2008.  The decline in the cost of funds offset the increase in the volume of average interest-bearing liabilities, which increased as a result of the consolidation.

Net interest income calculated on a FTE basis increased $3,319,000, or 77.6%, to $7,597,000 for the year ended December 31, 2009 from $4,278,000 for the year ended December 31, 2008.  Riverview’s net interest spread decreased to 3.14% at December 31, 2009 from 3.27% at December 31, 2008, while its net interest margin decreased to 3.43% at December 31, 2009 from 3.58% at December 31, 2008.  In consideration of the increased volume of interest-earning assets and interest-bearing liabilities and a declining interest rate environment, management proactively managed the cost associated with interest-bearing liabilities to offset the decline in yields from interest earning assets.

Table 1 presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, adjusted to a fully tax-equivalent basis, for the years ended December 31, 2010, 2009 and 2008.

TABLE 1

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	2010			2009			2008
Year Ended December 31,	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$34,261	$1,043	3.04%	$15,731	$514	3.27%	$15,917	$ , 596	3.74%
Tax-exempt securities (1)(2)	13,909	855	6.15%	11,516	686	5.96%	3,061	208	6.80%
Total securities	48,170	1,898	3.94%	27,247	1,200	4.40%	18,978	804	4.24%

Loans (1)(3)
Consumer	2,409	176	7.31%	4,959	281	5.67%	3,622	276	7.62%
Commercial	12,723	749	5.89%	11,647	749	6.43%	9,030	626	6.93%
Real estate	163,070	10,026	6.15%	159,136	10,065	6.32%	86,553	5,585	6.45%
Total loans	178,202	10,951	6.15%	175,742	11,095	6.31%	99,205	6,487	6.54%

Other interest-earning assets	15,083	69	0.46%	18,616	162	0.87%	1,063	31	2.92%

Total interest-earning assets	241,455	12,918	5.35%	221,605	12,457	5.62%	119,246	7,322	6.14%

Non-interest earning assets	21,195			21,217			10,007

Total Assets	$262,650			$242,822			$129,253

Liabilities and Shareholders’ Equity

Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$76,147	$1,130	1.48%	$40,337	$602	1.49%	$17,020	$216	1.27%
Savings deposits	31,071	304	0.98%	28,709	302	1.05%	15,067	137	0.91%
Time deposits	96,376	2,362	2.45%	108,321	3,569	3.29%	51,059	1,942	3.80%
Total deposits	203,594	3,796	1.86%	177,367	4,473	2.52%	83,146	2,295	2.76%

Borrowings:
Short-term borrowings	1,217	7	0.58%	8,111	49	0.60%	9,743	152	1.56%
Long-term borrowings	10,690	275	2.57%	10,391	338	3.25%	13,180	597	4.53%
Total borrowings	11,907	282	2.37%	18,502	387	2.09%	22,923	749	3.27%

Total interest-bearing liabilities	215,501	4,078	1.89%	195,869	4,860	2.48%	106,069	3,044	2.87%

Non-interest bearing liabilities:
Demand deposits	19,950			20,338			9,684
Other liabilities	1,520			1,652			692

Shareholders’ equity	25,679			24,963			12,808

Total Liabilities and Shareholders’ Equity	$262,650			$242,822			$129,253

Net Interest Income		$8,840			$7,597			$4,278

Net Interest Spread			3.46%			3.14%			3.27%

Net Interest Margin			3.66%			3.43%			3.58%

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

TABLE 2

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2010 vs. 2009			2009 vs. 2008
	Increase/(Decrease)			Increase/(Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest-Earning Assets:
Interest-bearing due from banks and federal funds sold	$(17)	$(76)	$(93)	$151	$(20)	$131
Securities, taxable (1)	565	(36)	529	(7)	(75)	(82)
Securities, tax-exempt (1)	148	21	169	503	(25)	478
Loans (1)	137	(281)	(144)	4,836	(228)	4,608
Net Change in Interest Income	833	(372)	461	5,483	(348)	5,135

Interest-Bearing Liabilities:
Interest-bearing demand deposits	532	(4)	528	349	37	386
Savings deposits	22	(20)	2	144	21	165
Time deposits	(297)	(910)	(1,207)	1,887	(260)	1,627
Borrowings:
Short-term borrowings	(40)	(2)	(42)	(8)	(95)	(103)
Long-term borrowings	8	(71)	(63)	(90)	(169)	(259)
Net Change in Interest Expense	225	(1,007)	(782)	2,282	(466)	1,816

CHANGE IN NET INTEREST INCOME	$608	$635	$1,243	$3,201	$118	$3,319

(1)                                  Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision recorded for the year ended December 31, 2010 was $1,506,000 as compared with $1,125,000 for the 2009 year end.  The provision passed for 2010 was driven primarily by an increase in the qualitative factors applied to all unimpaired loan pools warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with the continued slow economic recovery.  In determining the allowance for loan losses, the Bank identified separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar risk characteristics.  The allowance for loan losses was $2,973,000 or 1.67% of total loans outstanding at December 31, 2010 as compared to $2,560,000, or 1.48% of total loans at December 31, 2009.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at December 31, 2010 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income is an important component of net income for Riverview, representing 13.5% of the total revenues (comprised of net interest income and non-interest income) as of the 2010 year end as compared with 18.3% as of the 2009 year end.  Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”) and gains from the sale of loans and available-for-sale securities.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2010 and 2009.

	Years Ended December 31,
	(Dollars in thousands)
Non-Interest Income	2010	Increase (Decrease) Amount	%	2009
Service charges on deposit accounts	$318	$30	10.4%	$288
Other service charges and fees	345	(13)	(3.6)%	358
Earnings on cash value of life insurance	249	(13)	(5.0)%	262
Gain on sale of available-for-sale securities	6	(281)	(97.9)%	287
Gain on sale of other real estate owned	13	13	100.0%	—
Gain from sale of held for sale mortgage loans	389	(54)	(12.2)%	443
	$1,320	$(318)	(19.4)%	$1,638

Total non-interest income decreased 19.4% as of December 31, 2010 as compared with December 31, 2009 and is attributable to the following:

•                  The increase in service charges is due to increased deposit accounts and transaction activity.

•                  The decrease in other service charges and fees reflects the impact of recording less ATM and interchange fees.

•                  Earnings from the cash value of life insurance were lower in 2010 as compared with 2009 because of the receipt of additional income of $26,000 during 2009 from the death benefit paid for a former director.

•                  The gain on the sale of available for sale securities was lower because the Bank sold less investment securities from its portfolio in 2010 as compared with 2009.

•                  During 2010 the Bank realized a $13,000 gain from the sale of an other real estate owned property.  However, the Bank recorded less of a gain from the sale of mortgage loans during 2010 as a result of a decrease in the volume of loans available for sale servicing released to Freddie Mac as compared with 2009.

Non-Interest Expenses

The following table presents the components of non-interest expenses and the related changes for the years ended 2010 and 2009:

	Years Ended December 31,
	(Dollars in thousands)
Non-Interest Expenses	2010	Increase (Decrease) Amount	%	2009
Salaries and employee benefits	$3,396	$348	11.4%	$3,048
Occupancy expense	706	31	4.6%	675
Equipment expense	403	(22)	(5.2)%	425
Telecommunications and processing charges	509	29	6.0%	480
Postage and office supplies	205	(20)	(8.9)%	225
FDIC premium	360	(73)	(16.9)%	433
Bank shares tax expense	268	11	4.3%	257
Directors’ compensation	256	37	16.9%	219
Professional services	151	(115)	(43.2)%	266
Other expenses	536	25	4.9%	511
Total non-interest expenses	$6,790	$251	3.8%	$6,539

The increase of $251,000 or 3.8% in non-interest expenses is primarily attributable to the Bank’s overall growth.  Specific expenses that had the greatest impact on increasing non-interest expenses included higher salary expense due to staff additions, increased medical benefit premiums, increased occupancy expenses due to weather related utility costs and the opening of a new branch during the latter part of 2010, and greater transaction volumes resulting in higher data processing and deposit related costs.

Offsetting the increase in non-interest expenses were declines in certain other expense categories which included lower professional fees, postage and FDIC premium.  With regard to the FDIC premium, on November 12, 2009, the Board of Directors of the FDIC adopted a final rulemaking requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012.  The FDIC also voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011.  Each institution recorded the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution will record an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be paid in arrears to the FDIC at the end of the following quarter.  All FDIC insured financial institutions were required to pay this special assessment.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount will be returned to the depository institution.  This expense for 2010 is lower than that of 2009 because the 2010 costs reflect a more normalized assessment even though assessment rates and the Bank’s deposits increased.

Income Taxes

The provision for federal income tax expense was $229,000 for the year ended December 31, 2010 as compared to $153,000 for the year ended December 31, 2009.  The tax provision increased $76,000, or 49.7%, as a result of the increased level of net income achieved in 2010.  The tax provision reflects an effective tax rate of approximately 15.1% for 2010 and 12.1% for 2009.  The increase in the effective tax rate for 2010 was due to a $252,000, or 19.9% increase in net income before taxes.  The impact from the increased level of net income was somewhat mitigated by tax free income generated from certain investment securities, loans and bank owned life insurance.   Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

FINANCIAL CONDITION

Securities

Riverview’s securities portfolio is comprised of securities, which not only provide interest income, including tax-exempt income, but also provide a source of liquidity, diversify the earning assets portfolio, allow for the management of risk and tax liability, and provide collateral for repurchase agreements and public fund deposits.  Policies are in place to address various aspects of managing the portfolio, including but not limited to, concentrations, liquidity, credit quality, interest rate sensitivity and regulatory guidelines.  Adherence to these policies is monitored by Riverview’s Asset/Liability Committee (“ALCO”) which meets on a quarterly basis.

Because of the changing nature of the banking environment and the need to position assets, all investment securities are characterized as available-for-sale and carried at fair value with net unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income.

Table 3 illustrates the composition of the securities portfolio for the periods presented.

TABLE 3

SECURITIES

	December 31,
	2010	2009	2008
	(In thousands)
Available-for-sale securities:
U.S. Government agencies	$1,326	$2,375	$7,264
State and municipal	16,832	14,950	9,373
Mortgage-backed securities	30,538	17,258	11,181
Corporate debt securities	—	—	302
	$48,696	$34,583	$28,120

During 2010 the outstanding balance of U.S. Government agencies declined because of payments from the maturities of certain agency securities.  The balance of state and municipal bonds increased due to the Bank’s need to generate more tax-exempt income to complement the increase in its net income.  Mortgage-backed securities increased as well.  Management’s decision to increase its holdings of mortgage-backed securities was a way to re-invest increased liquidity that resulted primarily from deposit growth, into a government sponsored or government guaranteed investments with relatively short durations, generate a consistent cash flow and produce yields higher than overnight federal funds or Treasury investments with comparable maturities.

Included in the carrying values of investment securities at December 31, 2010 is a net unrealized loss of ($44,000), compared to a net unrealized gain of $245,000 at December 31, 2009.  At December 31, 2010, the unrealized loss on securities available-for-sale, net of tax, included in shareholders’ equity totaled ($29,000), compared to $161,000 at December 31, 2009.  The net decrease in the carrying value of securities in the portfolio is reflective of pressure on investment security prices as a result of an increase in interest rates on the long end of the Treasury yield curve which occurred during the latter part of the fourth quarter of 2010.  As the yield curve steepened on the long end of the curve, the market value decreased particularly for those securities in the portfolio that have longer maturities.  Investments with longer maturities have started to lose their allure to investors as a result of their higher duration risk and investors’ perception that newly issued investments will generate higher yields.

Riverview conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary.  If such a decline were deemed to be other-than-temporary, Riverview would measure the total credit-related component of the unrealized loss and recognize that portion of the loss as a charge to current period earnings.  The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income.  The market value of the securities portfolio is significantly affected by changes in interest rates.  In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed rate securities increases.  No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio and the portfolio does not contain high risk securities or derivatives as of December 31, 2010.

Riverview’s investment in the stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  In late December 2008, the FHLB announced that it suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  Based upon its agreement with its member banks, the FHLB is not generally required to redeem membership stock until five years after the membership has terminated.  However, in October 2010, as a good faith gesture, the FHLB redeemed approximately 5% of current outstanding stock.  As a result Riverview’s FHLB stock holdings were reduced to 18,808 shares, equivalent to $1,880,800.  Based on the financial results of the FHLB for the years ended December 31, 2010 and 2009, management believes that the suspension of the dividend payment is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Table 4 presents the maturities and average weighted yields of the securities portfolio at fair value as of December 31, 2010.  Yields are based on amortized cost.

TABLE 4

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years or No Maturity		Total
Due In:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Government agencies	$1,326	2.82%	$—	—	$—	—	$—	—	$1,326	2.82%
State and municipal	200	6.24%	949	4.32%	6,794	5.58%	8,889	5.80%	16,832	5.64%
Mortgage-backed securities	—	—	—	—	1,450	1.75%	29,088	3.16%	30,538	3.09%
	$1,526	3.28%	$949	4.32%	$8,244	4.91%	$37,977	3.81%	$48,696	3.99%

All securities are available-for-sale and accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  At December 31, 2010, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $175,064,000, an increase of $4,680,000, or 2.7%, as compared with $170,384,000 as of December 31, 2009.  Loans receivable, net of the allowance for loan losses, represent 63.6% of total assets and 73.8% of total deposits as of December 31, 2010, as compared to 67.4% and 79.3%, respectively, at December 31, 2009.  All of Riverview’s loans are to domestic borrowers.

Table 5 presents the composition of the total loan portfolio for the periods presented:

TABLE 5

TOTAL LOANS OUTSTANDING

	December 31,
		% of		% of		% of		% of		% of
(Dollars in thousands)	2010	Total	2009	Total	2008	Total	2007	Total	2006	Total

Commercial, financial, agricultural	$12,616	7.1%	$13,614	7.9%	$12,967	7.3%	$8,845	10.5%	$5,722	7.4%
Real Estate:
Construction	18,399	10.4%	17,372	10.1%	18,173	10.2%	9,059	10.8%	3,936	5.1%
Mortgage	93,582	52.6%	92,206	53.3%	94,322	52.8%	47,324	56.3%	47,082	60.6%
Commercial	51,052	28.7%	46,728	27.0%	48,773	27.3%	15,352	18.2%	16,061	20.7%
Consumer installment	2,162	1.2%	2,988	1.7%	4,210	2.4%	3,558	4.2%	4,795	6.2%
Total loans	177,811	100.0%	172,908	100.0%	178,445	100.0%	84,138	100.0%	77,596	100.0%
Deferred loan fees	226		36		(266)		(234)		(248)
Total loans, net of fees	178,037		172,944		178,179		83,904		77,348
Allowance for loan losses	(2,973)		(2,560)		(1,710)		(970)		(867)
Total loans, net	$175,064		$170,384		$176,469		$82,934		$76,481

Loan growth for the 2010 year end as compared with the 2009 year end is attributable to increases in real estate loans, where commercial real estate loans increased 9.3%, construction loans increased 5.9% and residential mortgages increased 1.5%.  The lower percentage growth in residential mortgage loans was due to the fact that during 2010 the Bank sold mortgage loans servicing released to Freddie Mac.  The benefit of selling mortgage loans versus keeping them in the portfolio resulted in generating fee income while eliminating interest rate risk associated with those loans.  Going forward, the Bank will continue to evaluate its options regarding residential mortgage loans in consideration of its relationship with its customers, the interest rate environment and overall economic conditions.  In general, management projects continued growth in the loan portfolio as additional staff has been hired, and as the economy improves and opportunities are identified in Riverview’s market area.

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis.  Riverview conducts an annual independent credit review of the loan portfolio to provide continual assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits.  Separately, every loan booked and loan turndown undergoes an internal audit review for conformity with established policies and a review for compliance with current regulatory lending laws.  Riverview has not lessened its loan underwriting criteria during this time, and management believes its standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

Table 6 summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

TABLE 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2010

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$7,581	$3,061	$1,974	$12,616
Real estate, construction	12,580	5,401	418	18,399
Total	$20,161	$8,462	$2,392	$31,015

By interest rate structure:
Fixed rate	$9,541	$2,405	$1,447	$13,393
Variable rate	10,620	6,057	945	17,622
Total	$20,161	$8,462	$2,392	$31,015

Credit Risk and Loan Quality

One of Riverview’s key objectives has been and continues to be to maintain a high level of asset quality.  Riverview strives to proactively monitor credit risk and exposure to ensure and protect the high quality of its loan portfolio.  Credit policy requires that underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan.  These practices have contributed to the strength and credit quality of Riverview’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

Table 7 presents information about Riverview’s nonperforming loans and nonperforming assets for the periods presented.

TABLE 7

RISK ELEMENTS AND ASSET QUALITY RATIO

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Non-accruing loans	$2,779	$3,123	$128	$210	$765
Accruing loans past due 90 days or more	1,535	219	152	932	515
Total nonperforming loans	4,314	3,342	280	1,142	1,280
Foreclosed real estate	230	312	144	327	—
Total nonperforming assets	$4,544	$3,654	$424	$1,469	$1,280

Restructured loans performing in accordance with modified terms	$529	$1,992	$—	$—	$—

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$138	$193	$10	$64	$55

Interest income for above loans included in net income for the period	$26	$89	$8	$51	$34

Ratios:
Nonperforming loans to total loans	2.42%	1.93%	0.16%	1.38%	1.67%

Nonperforming assets to total assets	1.65%	1.44%	0.18%	1.20%	1.12%

Allowance for loan losses to nonperforming loans	68.92%	76.60%	610.71%	84.94%	67.73%

Commitments to lend additional funds to nonperforming loan customers	$0	$0	$0	$0	$0

The non-performing assets ratio presented in the table for the 2010 year end reflects deterioration in the credit quality of the loan portfolio since the 2009 year end.  During the twelve months of 2010, the Bank experienced an increase in total non-performing loans due to an increase of $1,316,000 in accruing loans past due 90 days and offset by a decline of $344,000 in non-accrual loans.  The increase in accruing loans past due 90 days as of December 31, 2010 as compared with the 2009 year end is attributable to four loans to one customer totaling $1,535,000 secured by personal residential real estate.  It is anticipated that this delinquency will be cured in the first quarter of 2011. Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the increasing level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $230,000 in real estate acquired through foreclosure as of December 31, 2010 as compared with $312,000 as of December 31, 2009.  The real estate consists of one residential property located in one of the communities serviced by Riverview.  The decrease at December 31, 2010 from December 31, 2009 is due to the sale of one of the properties during the third quarter of 2010.  Riverview expects to be able to sell the outstanding property during 2011 with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio generally continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of December 31, 2010 and December 31, 2009.

(Dollars in thousands)	December 31, 2010	December 31, 2009
Loans to Lessors of:
Residential buildings and dwellings	$35,232	$31,934
Nonresidential buildings	21,838	19,321

Although such loans were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested significant exposures in these portfolios in 2010 by applying a 10% reduction in rents and determined that the loans can still generally perform as agreed.  To date, the performance of these portfolios continues to be good, with nominal delinquency and $19,000 in losses for the year.

Demand for office space was solid in 2010 in Riverview’s market area with absorption reaching the highest level since 2006.  The marketplace showed continuing signs of improvement with positive absorption and stable to improving vacancy rates in all classes of space during 2010.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas in the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed daily as to their status.  Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

The allowance for loan losses is a reserve established in the form of a provision expense for loan losses and is reduced by loan charge-offs net of recoveries.  When loans are deemed to be uncollectible, they are charged off.  Management has established a reserve that it believes is adequate for estimated losses in the loan portfolio.  In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.  Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Riverview’s Board of Directors detailing significant events that have occurred since the last review.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, trends in credit risk ratings, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.

The allowance consists of specific and general components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan are lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $1,506,000 was made to the allowance for loan losses for the twelve months ended December 31, 2010.  Management determined that the allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

The following Table 8 sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

TABLE 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006

Allowance, beginning of year	$2,560	$1,710	$970	$867	$591
Provision for loan losses	1,506	1,125	380	120	295
Allowance acquired from HNB	—	—	496	—	—

Loans charged off:
Commercial, financial, agricultural	580	217	32	—	—
Real estate mortgage	522	59	125	14	—
Installment	5	—	2	15	26
Total charged-off	1,107	276	159	29	26

Loan recoveries:
Commercial, financial, agricultural	11	—	—	—	—
Real estate mortgage	3	—	23	4	2
Installment	—	1	—	8	5
Total recoveries	14	1	23	12	7
Net loans charged off	1,093	275	136	17	19

Allowance, end of year	$2,973	$2,560	$1,710	$970	$867

Net charge-offs to average loans	0.61%	0.16%	0.14%	0.02%	0.03%
Allowance for loan losses to total loans	1.67%	1.48%	0.96%	1.16%	1.12%

The increase in the allowance for loan losses as a percentage of total loans as of December 31, 2010 as compared with December 31, 2009 is reflective primarily of an increase in the qualitative factors applied to unimpaired loan pools warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with the continued slow economic recovery.  Also in determining the allowance for loan losses the Bank identified separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar risk characteristics.  Management continues to be attentive to potential deterioration in credit quality due to economic pressures, economic conditions and the softness in real estate prices in the markets served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

The following Table 9 details the allocation of the allowance for loan losses to the various loan categories at December 31, 2010, 2009, 2008, 2007 and 2006.  The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur.  The total allowance is available to absorb losses from any segment of loans.

TABLE 9

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2010		2009		2008		2007		2006
		% Gross		% Gross		% Gross		% Gross		% Gross
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$612	7.1%	$819	7.9%	$124	7.3%	$165	10.5%	$114	7.4%
Real estate loans:
Construction	353	10.4%	18	10.1%	77	10.2%	47	10.8%	50	5.0%
Mortgage	719	52.6%	356	53.3%	403	52.8%	419	56.2%	427	60.7%
Commercial	1,264	28.7%	1,293	27.0%	928	27.3%	216	18.3%	226	20.7%
Consumer loans	25	1.2%	74	1.7%	116	2.4%	43	4.2%	36	6.2%
Unallocated	—	n/a	—	n/a	62	n/a	80	n/a	14	n/a

Total	$2,973	100.0%	$2,560	100.0%	$1,710	100.0%	$970	100.0%	$867	100.0%

A significantly larger percentage of the allowance for loan losses shifted towards the mortgage segment of the portfolio as of December 31, 2010 versus December 31, 2009.  This is due to specific allocations on loans measured for impairment, as well as higher qualitative risk factors applied to this segment reflecting increased delinquency and non-performing assets.

Management currently believes the allowance for loan losses at December 31, 2010 is adequate to absorb losses inherent in the loan portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Deposits

Riverview generates and services deposits through the Bank’s traditional branch banking delivery system.  Deposits are Riverview’s major source of funds available for lending and other investment purposes.  Total deposits at December 31, 2010, were $237,272,000, an increase of $22,336,000, or 10.4%, over total deposits of $214,936,000 as of December 31, 2009.  While noninterest bearing deposits decreased (4.5%) at December 31, 2010 since the 2009 year end, interest bearing deposits increased $23,195,000 or 11.9%.  In particular, interest bearing demand deposit accounts, which include the Bank’s Hometown NOW deposit product, experienced the highest growth during 2010 since the 2009 year end.

Table 10 sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2010, 2009 and 2008.  All deposits are domestic deposits.

TABLE 10

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

	December 31,
	2010		2009		2008
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$19,950	0.00%	$20,338	0.00%	$9,684	0.00%
Interest-bearing demand	76,147	1.48%	40,337	1.49%	17,020	1.27%
Savings	31,071	0.98%	28,709	1.05%	15,067	0.91%
Time	96,376	2.45%	108,321	3.29%	51,059	3.80%

Total deposits	$223,544		$197,705		$92,830

Table 11 displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2010.

TABLE 11

DEPOSIT MATURITIES

(In thousands)	Time Certificates

Three months or less	$7,042
Over three months but within six months	3,424
Over six months but within twelve months	3,389
Over twelve months	21,703
Total	$35,558

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh.  Short-term borrowings at December 31, 2010 and 2009 were comprised of securities sold under agreements to repurchase and increased $161,000 to $968,000 at December 31, 2010 as compared with $807,000 as of December 31, 2009.

Long-term borrowings are generally utilized as a resource to fund growth.  Riverview also considers the use of long-term borrowings as a means of managing its cost of funds.  Long-term borrowings are also utilized as a tool to control interest rate positions within the overall asset-liability management function.  All borrowings of this nature have been provided through the FHLB.  Long-term borrowings as of December 31, 2010 decreased $14,000 from the prior year end to $10,683,000 as compared to $10,697,000 as of December 31, 2009.  The actual principal amount of the borrowings did not change year over year.  Rather the decreases in the respective year-end balances were attributable to the amortization of a premium associated with purchase adjustment entries resulting from the consolidation and formation of the Bank as of December 31, 2008.

Additional information relating borrowings can be found in Note 10 — Borrowings — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

Shareholders’ Equity and Capital Requirements/Ratios

The net result of activity that affected shareholders’ equity during the year resulted in an increase of $210,000 in total shareholders’ equity to $24,927,000, at December 31, 2010, from $24,717,000, at December 31, 2009.  A summary of the transactions include:

•                  Net income of $1,287,000 generated in 2010;

•                  An decrease of $190,000 in the change of accumulated other comprehensive income associated with the net unrealized gains on securities available-for-sale;

•                  The payment of quarterly cash dividends to shareholders totaling $875,000 in 2010 reduced shareholders’ equity.

•                  The recording of $28,000 in compensation cost associated with the granting of options.

•                  Repurchase of $40,000 in common stock under the Stock Repurchase program.

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

The Bank is also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier I capital) to quarterly average balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other institutions are expected to maintain capital levels of at least 1% or 2% above that minimum.  As of December 31, 2010, the Bank had a Tier I leverage ratio of 8.4%.

Table 13 provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2010 and 2009:

TABLE 13

CAPITAL RATIOS

	December 31,
(Dollars in thousands)	2010	2009

Tier 1 capital	$22,896	$22,532
Tier II, allowable portion of:
Allowance for loan losses	2,088	1,981

Total capital	$24,984	$24,513

Tier I risk-based capital ratio	13.8%	14.3%

Total risk-based capital ratio	15.0%	15.6%

Tier I leverage ratio	8.4%	9.0%

Note:                   Unrealized gains or losses on securities available-for-sale and goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2010 and 2009, the Bank exceeded the minimum regulatory capital requirements and was considered to be “well capitalized” under applicable federal regulations.  Additional information relating to regulatory capital ratios can be found in Note 13 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data incorporated in this Form 10-K.

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

Prompt Corrective Action

In the event an institution’s capital deteriorates to the Undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

•                  Implementation of a capital restoration plan and a guarantee of the plan by a parent institution

•                  Placement of a hold on increases in assets, number of branches, or lines of business

If capital reaches the significantly or critically undercapitalized level, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management, and (in critically undercapitalized situations) appointment of a receiver.  For well-capitalized institutions, FDICIA provides authority for regulatory intervention where they deem the institution to be engaging in unsafe or unsound practices, or if the institution receives a less than satisfactory examination report rating for asset quality, management, earnings, liquidity, or sensitivity to market risk.

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

2009 Non-Qualified Stock Option Plan	170,000	$13.00	-0-

The vesting schedule is a seven year cliff, which means that the options are 100% vested in 2016, which is the seventh year following the grant date and expire in 2019, which is ten years following the grant date.  Additional information relating to the 2009 Stock Option Plan can be found in Note 8 — Pension and Other Benefit Plans — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

Off-Balance Sheet Arrangements

Riverview’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments at December 31, 2010, were $22,370,000.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Riverview.  Refer to Note 11 of the consolidated financial statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $30,471,000 at December 31, 2010 as compared to $27,533,000 at December 31, 2009.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At December 31, 2010, unpledged available-for-sale securities with a carrying value of $21,298,000 were readily available for liquidity purposes, as compared with $13,203,000 at December 31, 2009.  The increase of $8,095,000 in unpledged available-for-sale securities was attributable to the growth in the investment portfolio.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The bank’s core deposits, which exclude certificates of deposit $100,000 and over, were $201,714,000 at December 31, 2010 as compared to $184,805,000 at December 31, 2009.  The increase in core deposits is the result of deposit growth attributable to the Bank’s Hometown NOW deposit product.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of December 31, 2010, Riverview had access to two formal borrowing lines totaling $104,711,000 with the aggregate amount outstanding on these lines totaling $10,678,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at December 31, 2010 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

Return on Equity and Assets

The following table presents ratios as of the dates presented:

	December 31,
	2010	2009	2008

Return on average assets	0.49%	0.46%	0.29%
Return on average equity	5.01%	4.45%	2.90%
Dividend payout ratio	67.99%	66.25%	79.49%
Average equity to average assets ratio	9.78%	10.28%	9.91%

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

Not Required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  Riverview Financial Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
March 29, 2011

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
	(In thousands, except share data)
Assets
Cash and due from banks	$5,514	$6,339
Interest-bearing deposits	24,607	18,494
Cash and Cash Equivalents	30,121	24,833

Interest-bearing time deposits with banks	350	2,700
Investment securities available-for-sale	48,696	34,583
Mortgage loans held for sale	322	—
Loans, net of allowance for loan losses of $2,973 and $2,560	175,064	170,384
Premises and equipment	7,607	7,238
Accrued interest receivable	896	782
Restricted investments in bank stocks	2,311	2,410
Cash value of life insurance	5,823	5,574
Foreclosed assets	230	312
Goodwill	1,796	1,796
Intangible assets	150	141
Other assets	1,992	2,185

Total Assets	$275,358	$252,938
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$18,440	$19,299
Demand, interest-bearing	81,990	69,833
Savings and money market	32,652	27,999
Time	104,190	97,805

Total Deposits	237,272	214,936

Short-term borrowings	968	807
Long-term borrowings	10,683	10,697
Accrued interest payable	271	389
Other liabilities	1,237	1,392

Total Liabilities	250,431	228,221

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2010 and 2009 1,750,003 shares; outstanding 2010 1,745,916 shares; 2009 1,750,003 shares	875	875
Surplus	11,280	11,252
Retained earnings	12,841	12,429
Accumulated other comprehensive income	(29)	161
Treasury stock, at cost 2010 4,087 shares	(40)	—

Total Shareholders’ Equity	24,927	24,717

Total Liabilities and Shareholders’ Equity	$275,358	$252,938

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$10,894	$11,021
Investment securities - taxable	1,043	514
Investment securities - tax exempt	564	453
Federal funds sold	—	4
Interest-bearing deposits	46	140
Dividends	23	18

Total Interest Income	12,570	12,150

Interest Expense
Deposits	3,796	4,473
Short-term borrowings	7	49
Long-term debt	275	338

Total Interest Expense	4,078	4,860

Net Interest Income	8,492	7,290

Provision for Loan Losses	1,506	1,125

Net Interest Income after Provision for Loan Losses	6,986	6,165

Noninterest Income
Service charges on deposit accounts	318	288
Other service charges and fees	345	358
Earnings on cash value of life insurance	249	262
Gain on sale of available-for-sale securities	6	287
Gain on sale of other real estate owned	13	—
Gain on sale of mortgage loans	389	443

Total Noninterest Income	1,320	1,638

Noninterest Expenses
Salaries and employee benefits	3,396	3,048
Occupancy expenses	706	675
Equipment expenses	403	425
Telecommunication and processing charges	509	480
Postage and office supplies	205	225
FDIC premium	360	433
Bank shares tax expense	268	257
Directors’ compensation	256	219
Professional services	151	266
Other expenses	536	511

Total Noninterest Expenses	6,790	6,539

Income before Income Taxes	1,516	1,264

Applicable Federal Income Taxes	229	153

Net Income	$1,287	$1,111

Earnings Per Share - Basic and Diluted	$0.74	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2010 and 2009

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance - January 1, 2009	$875	$11,239	$12,054	$37	$—	$24,205

Comprehensive income:
Net income	—	—	1,111	—	—	1,111
Other comprehensive income	—	—	—	124	—	124

Total Comprehensive Income						1,235

Compensation cost of option grants	—	13	—	—	—	13

Cash dividends, $0.42 per share	—	—	(736)	—	—	(736)

Balance — December 31, 2009	875	11,252	12,429	161	$—	24,717

Comprehensive income:
Net income	—	—	1,287	—	—	1,287
Other comprehensive income/(loss)	—	—	—	(190)	—	(190)

Total Comprehensive Income						1,097

Compensation cost of option grants	—	28	—	—	—	28

Cash dividends, $0.50 per share	—	—	(875)	—	—	(875)

Repurchase common stock	—	—	—	—	(40)	(40)

Balance - December 31, 2010	$875	$11,280	$12,841	$(29)	$(40)	$24,927

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,287	$1,111
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	539	567
Provision for loan losses	1,506	1,125
Granting of stock options	28	13
Net amortization of premiums on securities available-for-sale	208	150
Net realized gain on sale of foreclosed real estate	(13)	—
Net realized gain on sale of securities available-for-sale	(6)	(287)
Acquisition of mortgage servicing rights	(49)	—
Amortization (accretion) of intangible assets	40	32
Deferred income taxes	(15)	(115)
Proceeds from sale of mortgage loans	22,370	30,862
Net gain on sale of mortgage loans	(389)	(443)
Mortgage loans originated for sale	(22,303)	(29,295)
Earnings on cash value of life insurance	(249)	(236)
(Increase) decrease in accrued interest receivable and other assets	192	(593)
Decrease in accrued interest payable and other liabilities	(273)	(216)

Net Cash Provided by (Used in) Operating Activities	2,873	2,675

Cash Flows from Investing Activities
Net maturities (purchases) of interest-bearing time deposits	2,350	(1,750)
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	12,841	13,515
Proceeds from sales	6,350	6,942
Purchases	(33,794)	(26,595)
Net (increase) decrease in restricted stock	99	(335)
Net (increase) decrease in loans	(6,343)	4,648
Purchases of premises and equipment	(908)	(333)
Proceeds from sale of foreclosed assets	252	144
Capitalized business combination transaction costs	—	(11)
Purchase of life insurance	—	(249)
Proceeds from life insurance	—	169

Net Cash Used in Investing Activities	(19,153)	(3,855)

Cash Flows from Financing Activities
Net increase in deposits	22,336	40,583
Net increase in securities sold under agreements to repurchase	161	280
Net decrease in short-term borrowings	—	(20,796)
Proceeds from long-term borrowings	—	5,678
Payments on long-term borrowings	(14)	(5,014)
Purchase of treasury stock	(40)	—
Dividends paid	(875)	(736)

Net Cash Provided by Financing Activities	21,568	19,995

Net Increase (Decrease) in Cash and Cash Equivalents	5,288	18,815

Cash and Cash Equivalents - Beginning	24,833	6,018

Cash and Cash Equivalents - Ending	$30,121	$24,833

Supplementary Cash Flows Information

Interest paid	$4,198	$4,928

Income taxes paid	$237	$255

Transfer of loans to foreclosed assets	$157	$312

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The Corporation and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through four full service offices in Marysville, Duncannon and Enola, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania, one full service office in Tower City, Schuylkill County, Pennsylvania, and three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania.  The Corporation competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  The Corporation is subject to regulation and supervision by the Federal Reserve Board while the Bank is currently subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  On March 14, 2011, the Bank filed an application with the Pennsylvania Department of Banking to covert from a national banking association to a state-chartered bank.  The conversion is expected to take place during the second or third quarter of 2011, pending regulatory approval.

The accounting and reporting policies followed by the Corporation conform to generally accepted accounting principles and to general practices within the banking industry.  The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Riverview Financial Corporation and its wholly-owned subsidiary, Riverview National Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Corporation uses the accrual basis of accounting.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents, for purposes of the statements of cash flows, consist of cash and due from banks, federal funds sold and interest-bearing deposits in other banks.  Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date.  At December 31, 2010 and 2009, all of the Corporation’s investment securities were classified as available-for-sale.

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

Unrealized holding gains and losses, net of tax, on investment securities available-for-sale are reported as a net amount in a separate component (“accumulated other comprehensive income”) of shareholders’ equity until realized.  In April 2009, the Financial Accounting Standards Board (FASB) issued an accounting pronouncement (ASC 320, Investments-Debt and Equity Securities) that amends other-than-temporary impairment (OTTI) guidance for debt securities.  The pronouncement changes existing guidance for determining whether an impairment is other-than-temporary to debt securities and replaces the existing requirement that the Corporation’s management assert it has both the intent and ability to hold an impaired security until recovery with the requirement that management assert: (a) it does not have the intent to sell the security; and (b) whether it is more likely than not that it will not have to sell the security before recovery of its cost basis.  Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are considered to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The pronouncement does not amend existing recognition and measurement guidance related to OTTI of equity securities.  The pronouncement was effective for the years ended December 31, 2010 and 2009 and had no significant impact to the Corporation’s financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

Mortgage Loans Held for Sale

Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate.  During 2009, the Bank entered into an agreement with the Federal Home Loan Mortgage Corporation (“Freddie Mac”) to sell loans servicing released.  This was in addition to the agreement that the Bank entered into in 2008 to sell loans servicing released under the Federal Home Loan Bank of Pittsburgh’s (“FHLB”) Mortgage Partnership Finance program (“MPF”).  Premiums and discounts and origination fees and costs on loans held for sale are deferred and recognized as a component of the gain or loss on sale.  Residential loan sales under the Freddie Mac and MPF programs have been made without recourse.  Both programs require details of the residential loan in advance of the sale and both have the ability to perform post closing quality control reviews.  If the results of these reviews discover any documentation errors, Freddie Mac and MPF can require the Bank to repurchase the loan.

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

The accrual of interest on loans in all loan segments (nonaccrual loans) is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is well secured and in the process of collection.   When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses.  Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Loans are considered past due when they are not paid in accordance with contractual terms.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

The allowance consists of specific and general components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.

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

In determining the allowance for loan losses, the Bank identified separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar characteristics.

Note 1 - Summary of Significant Accounting Policies (Continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes.  When property is retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.  Major additions or replacements are capitalized, while repairs and maintenance are charged to expense as incurred.  Interest costs incurred during construction of bank premises are capitalized unless they are determined to be insignificant.

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred.  Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and as of December 31, 2010 and 2009, consists of the common stock of the Federal Reserve Bank, Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank.  These stocks are not actively traded and therefore have no readily determinable market value.  In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock.  However, during the fourth quarter of 2010 the FHLB repurchased in good faith 5% of its capital stock.

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

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2010.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

Foreclosed Assets

Real estate and other foreclosed assets acquired in settlement of loans are carried at fair value of the property less estimated cost to sell at the date of acquisition.  Subsequent to acquisition, foreclosed assets are carried at the lower of cost or estimated fair value of the property less selling costs.  Any write-down, at or prior to the dates the assets are foreclosed on, is charged to the allowance for loan losses.  Subsequent write-downs and expenses incurred in connection with holding such assets are reported in other expenses.  Any gains or losses resulting from the sale of foreclosed assets are recorded in other income.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired.  As a result of the adoption of the accounting standard relating to Goodwill and Other Intangible Assets, business acquisition goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment.  Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2010 year end.

Intangible Assets

Intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights.  The Corporation’s intangible assets consist of a core deposit intangible, which has a finite life and is amortized over its estimated useful life.  Mortgage servicing rights are also included in intangible assets where the Bank recognized a servicing fee at the time of the sale for the right to service mortgages and other loans sold.  The servicing asset is amortized as an expense over the life of the loan for which the Bank retains the servicing rights.  Intangible assets are also subject to impairment testing when an indication of impairment exists.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

Treasury Stock

Repurchases of common stock are recorded as treasury stock at cost.

Advertising

Advertising costs are expensed as incurred and totaled $64,000 and $43,000 for the years ending December 31, 2010 and 2009, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents.  The Corporation’s common stock equivalents consist of outstanding common stock options, which amounted to 170,000 options as of the 2010 and 2009 year ends.  There was no intrinsic value associated with the outstanding stock options at December 31, 2010 because the exercise price for each of the options was higher than the trading price of the stock.  The following table presents the amounts used in computing earnings per share for the years ended December 31, 2010 and 2009.

		Income Numerator	Common Shares Denominator	EPS
		(In thousands, except per share data)
2010:
	Basic EPS	$1,287	1,749	$0.74
	Dilutive effect of potential common stock options	—	—	—
	Diluted EPS	$1,287	1,749	$0.74

2009:
	Basic EPS	$1,111	1,750	$0.63
	Dilutive effect of potential common stock options	—	—	—
	Diluted EPS	$1,111	1,750	$0.63

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

Note 1 - Summary of Significant Accounting Policies (Continued)

separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income (loss), which represents a component of shareholders’ equity, represents the net unrealized gain (loss) on securities available-for-sale, net of taxes.

The components of other comprehensive income and related tax effects for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)

Unrealized holding gains/(losses) on available-for-sale securities	$(283)	$475
Less reclassification adjustment for gains realized in net income	(6)	(287)

Net Unrealized Gains/(Losses)	(289)	188
Tax effect	(99)	64

Net of Tax Amount	$(190)	$124

Reclassifications

For purposes of comparability, certain prior period amounts have been reclassified to conform with the 2010 presentation.  Such reclassifications had no impact on net income.

New Accounting Standards

In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets.  The new guidance, which was issued as SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, was adopted into the Accounting Standards Codification (“Codification”) in December 2009 through the issuance of Accounting Standards Updated (“ASU”) 2009-16.  The new standard provides guidance to improve the relevance, representational faithfulness, and comparability of the information that an entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  ASU 2009-16 was effective for transfers on or after January 1, 2010.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

The FASB issued Accounting Standards Update No. 2010-6 (ASU 2010-6), Fair Value Measurements and Disclosures about Fair Value Measurements.  The ASU amends Subtopic 820-10 with new disclosure requirements and clarification of existing disclosure requirements.  New disclosures required include the amount of significant transfers in and out of levels 1 and 2 fair value measurements and the reasons for the transfers.  In addition, the reconciliation for level 3 activity will be required on a gross rather than net basis.  The ASU provides additional guidance related to the level of disaggregation in determining classes of assets and liabilities and disclosures about inputs and valuation techniques.  The amendments were effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the reconciliation for Level 3 activity on a gross basis which will be effective for fiscal years beginning after December 15, 2010.  The adoption of this new guidance did not have a material impact on Riverview’s consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies (Continued)

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll-forward and modification disclosures, will be required for periods beginning on or after December 15, 2010.  The Corporation has included the required disclosures in its consolidated financial statements.

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

Note 1 - Summary of Significant Accounting Policies (Continued)

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exits.  For public entities, the amendments in this Update are effective for fiscal years and interim periods within those years beginning after December 15, 2010.  Early adoption is not permitted.  The adoption of the new guidance is not expected to have a material impact on Riverview’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance is not expected to have a material impact on Riverview’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosure about Troubled Debt Restructurings in Update No. 2010-20.  The amendments in this ASU temporarily delay the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities.  The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.  The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.  It is not expected that this guidance will have a material impact on Riverview’s consolidated financial statements.

The SEC has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers using

Note 1 - Summary of Significant Accounting Policies (Continued)

U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for the fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  It is not expected that this guidance will have a material impact on Riverview’s consolidated financial statements.

Note 2 - Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2010 and 2009 approximated $3,257,000 and $3,055,000, respectively.  In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services.

Note 3 - Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2010 and 2009:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$1,316	$10	$—	$1,326
State and municipal	17,350	50	568	16,832
Mortgaged-backed securities	30,074	487	23	30,538

	$48,740	$547	$591	$48,696

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Government agencies	$2,354	$21	$—	$2,375
State and municipal	14,746	220	16	14,950
Mortgaged-backed securities	17,238	82	62	17,258

	$34,338	$323	$78	$34,583

Note 3 - Investment Securities Available-for-Sale (Continued)

The amortized cost and fair value of debt securities available-for-sale at December 31, 2010, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$1,516	$1,526
Due after one year through five years	950	949
Due after five years through ten years	6,754	6,794
Due after ten years	9,446	8,889
	17,766	18,158
Mortgage-backed securities	30,074	30,538
	$48,740	$48,696

Securities with an amortized cost of $27,165,000 and $21,157,000 and a fair value of $27,398,000 and $21,380,000 at December 31, 2010 and 2009, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2010 and 2009 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2010:
Available-for-sale:
State and municipal	$9,640	$568	$—	$—	$9,640	$568
Mortgage-backed securities	2,582	23	—	—	2,582	23
	$12,222	$591	$—	$—	$12,222	$591

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2009:
Available-for-sale:
State and municipal	$1,448	$16	$—	$—	$1,448	$16
Mortgage-backed securities	6,138	46	1,386	16	7,524	62
	$7,586	$62	$1,386	$16	$8,972	$78

Management evaluates securities for other-than-temporary impairment, at least on a quarterly basis.  It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities.  Consideration is given

Note 3 - Investment Securities Available-for-Sale (Continued)

to (1) the length of time and the extent to which the fair value has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2010, nineteen securities, of which eighteen were municipal bonds and one was a mortgage-backed security, had unrealized losses as compared with three mortgage-backed securities and four municipal bonds at December 31, 2009.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to reduce potential risk inherent within the investment portfolio, the Bank sold two available-for-sale securities during 2010 totaling $6,350,000 as compared with 2009 when it sold 21 available for sale securities totaling $6,942,000.  Gross realized gains for 2010 amounted to $6,000, while there were no gross realized losses, resulting in a $6,000 net gain from the sale.  Gross realized gains from the 2009 sales amounted to $294,000 and gross realized losses amounted to $7,000, resulting in a net gain of $287,000.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses

The Bank monitors its loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment.  Portfolio segments represent pools of loans with similar risk characteristics.  There are eight portfolio segments — commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis as to the status of the loan portfolio and any related credit quality issues.  These reports include information on past due and nonaccrual loans, impaired loans, the allowance for loan losses and changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

Past Due Loans and Nonaccrual Loans

Loans are considered past due when they are not paid in accordance with contractual terms.  Past due loans are monitored by portfolio segment and by severity of delinquency — 30-59 days past due; 60-89 days past due; and 90 days and greater past due.  The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection.  When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses.  Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents an aging analysis by loan portfolio segments as of December 31, 2010 of past due loans, which include nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

Commercial	$—	$81	$269	$350	$12,214	$12,564	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	32,898	32,898	—
Owner occupied	348	—	384	732	31,208	31,940	—
1-4 family investment	112	95	67	274	28,937	29,211	—
Commercial land and land development	229	—	1,010	1,239	10,508	11,747	—
Residential real estate	250	98	1,230	1,578	44,904	46,482	1,111
Home equity lines of credit	—	—	527	527	9,738	10,265	424
Consumer	62	—	—	62	2,868	2,930	—
Total	$1,001	$274	$3,487	$4,762	$173,275	$178,037	$1,535

The recorded investment in loans greater than 90 days and still accruing approximated $219,000 at December 31, 2009.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $2,779,000 and $3,123,000 at December 31, 2010 and 2009, respectively.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $138,000 and $193,000 for the years ended December 31, 2010 and 2009, respectively.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of December 31, 2010:

(In thousands)	2010
Commercial	$1,010
Commercial real estate:
Non-owner occupied	—
Owner occupied	384
1-4 family investment	144
Commercial land and land development	1,010
Residential real estate	128
Home equity lines of credit	103
Consumer	—
Total	$2,779

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan and the bank will make the appropriate adjustment to the allowance for loan losses.

At December 31, 2010 and 2009, the total recorded investment in impaired loans was approximately $4,637,000 and $4,328,000, respectively, of which $1,372,000 and $3,550,000 required a valuation allowance, which approximated $491,000 and $1,047,000, respectively.  The average investment in impaired loans for 2010 and 2009 was approximately $4,939,000 and $4,963,000, respectively.  Interest income recognized on impaired loans was approximately $113,000 in 2010 and $185,000 in 2009.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents impaired loans by loan portfolio segments as of December 31, 2010:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized

With no related allowance recorded:
Commercial	$741	$741	$—	$759	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,090	1,090	—	1,095	64
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—

With an allowance recorded:
Commercial	245	245	97	274	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	—	—	—	—	—
Residential real estate	551	551	215	552	28
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	$986	$986	$97	$1,033	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,641	1,641	215	1,647	92
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—
	$4,637	$4,637	$491	$4,939	$113

Impaired loans include three restructured residential real estate loans for two borrowers who were experiencing financial difficulty.  These three loans total $1,504,000.  One loan was modified to reduce the interest rate and extend the maturity date.  The second loan was modified to reduce the interest rate and allow for interest-only payments for six months.  The third loan was modified to allow for interest-only payments for six months.  There are no commitments to extend additional funds to any impaired loans.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances to absorb losses which are not specifically identified but are inherent in the portfolio.  Management evaluates the adequacy of the allowance on a quarterly basis.  If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings may be reduced.

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing.  Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value.  Any shortfall that exists from this analysis results in a specific allowance for the loan.  Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible.  Assumptions and judgments by management, in conjunction with outside sources, are used to determine whether full collectability of a loan is not reasonably assured.  These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value.  Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments.  Individual loan analyses are performed quarterly on specific loans considered to be impaired.  The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments:  commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group.  The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters.  Unimpaired criticized and classified loans are further segregated as “sub-pools” within each of these eight segments.  A separate, higher loss factor is ascribed to each of these “sub-pools” based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type.  Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance.   Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

•                  Changes in lending policies and procedures, including changes in underwriting standards;

•                  Changes in national, regional and local economic and business conditions and developments that affect the collectability of the portfolio;

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

•                  Changes in the nature and volume of the portfolio and in the terms of loans;

•                  Changes in the experience, ability and depth of lending management and other relevant staff;

•                  Changes in the volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified loans;

•                  Changes in the quality of the Bank’s loan review system;

•                  The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•                  The effect of other external factors such as competition and legal and regulatory requirements in the level of estimated credit losses in the existing portfolio.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated.  The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance.  The loan pool valuation allowance for each segment is summed and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

These evaluations are inherently subjective because even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance.  If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio resulting in additions to the allowance for loan losses and a reduction in Bank earnings.

Loan Charge Offs

Charge offs of commercial and industrial loans and commercial real estate and construction loans are recorded promptly upon determination that all or a portion of any loan balance is uncollectible.  A loan is considered uncollectible when the borrower is 90 days or more delinquent in principal or interest repayment and the following conditions exist:

•                  It is unlikely that the borrower will have the ability to pay the debt in a timely manner.

•                  Collateral value is insufficient to cover the outstanding indebtedness.

•                  Guarantors do not provide adequate support.

All unsecured consumer loans are charged-off when they become 120 days delinquent or when it is determined that the debt is uncollectible.  Overdrafts are charged off when it is determined recovery is not likely or the overdraft becomes 45 days old, whichever comes first.

All secured consumer loans, except those secured by a primary or secondary residence, are  charged off when they become 120 days delinquent, or when it is determined that the debt is uncollectible.

Uncollateralized portions of first mortgage residential real estate loans and consumer loans secured by real estate are charged off upon completion of a sheriff’s sale, but prior to the transfer of the fair value carrying balance to other real estate owned.  Current appraisals are obtained to determine the appropriate carrying balance with any exposed portion of the loan principal balance being charged off.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The allowance for loan losses is presented by loan portfolio segments for the year ended December 31, 2010 with the outstanding balances of loans presented by loan portfolio segments for the years ended December 31, 2010 and 2009 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2010:
Ending balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973

Ending balance: individually evaluated for impairment	$97	$—	$170	$9	$—	$215	$—	$—	$—	$491

Ending balance: collectively evaluated for impairment	$488	$397	$397	$352	$327	$433	$63	$25	$—	$2,482

Loans as of December 31, 2010:
Ending balance	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$—	$178,037

Ending balance: individually evaluated for impairment	$986	$—	$499	$77	$1,010	$1,641	$424	$—	$—	$4,637

Ending balance: collectively evaluated for impairment	$11,578	$32,898	$31,441	$29,134	$10,737	$44,841	$9,841	$2,930	$—	$173,400

Loans as of December 31, 2009:
Ending balance	$13,601	$28,776	$30,795	$22,699	$12,868	$52,973	$7,419	$3,813	$—	$172,944

The following summarizes the changes in the allowance for loan losses for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)
Balance — January 1	$2,560	$1,710
Provision charged to operations	1,506	1,125
Recoveries on charged off loans	14	1
Loans charged off	(1,107)	(276)

Balance - December 31	$2,973	$2,560

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

Credit Quality Indicators

The Bank has established a credit risk rating system to quantify the risk in the Bank’s loan portfolio.  This system is a critical tool for managing the Bank’s lending activities and for evaluating appropriate loan loss reserves.  This rating system is dynamic with risk ratings subject to change at any time when circumstances warrant.  The system rates the strength of the borrower and is designed to be a tool for senior management to manage the Bank’s credit risk and provide an early warning system for negative migration of credits.  The system also provides for recognition of improvement in credits.  Risk ratings move dynamically, both negatively and positively.

Each new, renewed or modified credit facility is given a risk rating that takes into consideration factors that affect credit quality.  The primary determinants of the risk rating assigned are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower.  The rating also reflects current economic and industry conditions.  Major factors used in determining the rating include the following variables:

•                  Capitalization

•                  Liquidity

•                  Cash flow

•                  Revenue and earnings trends

•                  Management strength or weakness

•                  Quality of financial information

•                  Reputation and credit history

•                  Industry, including economic climate

In addition, the following factors may contribute to enhance the risk rating derived from the above factors:

Collateral: The rating may be affected by the type and quality of collateral, the level of coverage, the economic life of the collateral, liquidation value, and the Bank’s ability to dispose of the collateral.

Guarantors: Guarantees can differ substantially in enhancing the risk rating assigned to a loan or lending commitment.  In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and be from an individual or entity with substantial wherewithal and a vested interest in the success of the borrower.

The Bank assigns risk ratings based on a scale from 1 to 8 with 1 being the highest quality rating and 8 being the lowest quality grade.

•                  Levels 1-4  are “Pass” grades

•                  Level 5 is “Special Mention” (criticized loan)

•                  Level 6 is “Substandard” (classified loan)

•                  Level 7 is “Doubtful” (classified loan)

•                  Level 8 is “Loss” (classified loan)

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

Risk Rating Definitions

1 - Excellent

This category is reserved for loans that contain a virtual absence of any credit risk.  The loan is secured by properly margined cash collateral (in accordance with loan policy).    Loans that are unquestionably guaranteed by the U.S. government, or any agency thereof, would also fit this category.

2 — Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 -Satisfactory

Loans in this category are considered to exhibit an average level of credit risk.  However, these loans have certain risk characteristics, whether due to management, industry, economic or financial concerns.  Credits with satisfactory liquidity and leverage, with losses considered to be of a temporary nature for which there is only minor concern would be so rated.  Loans for start-up businesses or loans to firms exhibiting high leverage could receive this rating.  Loans in this category would also include borrowers whose underlying financial strength may be relatively weak.  However, risk of loss is considered minimal due to adequate, well-margined and controlled collateral.

4 -Watch

Loans in this category would typically be experiencing some negative trends due to financial, operational, economic, or regulatory reasons.  A deteriorating collateral position or guarantor, in isolation, could also justify this rating.  Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

5 - Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.  Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification.  Economic or market conditions which are beginning to adversely affect the borrower may be so rated.  An adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be best handled by this rating.  Loans in which actual weaknesses are evident and significant should be considered for more serious criticism.  In cases where the credit is weak but trends are improving, and/or collateral support is within normal advance margins, consideration should be given for the next higher rating.

6 — Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

repayment of principal and interest as originally intended.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  All loans in nonaccrual status may be rated no higher than substandard.

7 - Doubtful

A doubtful loan has all of the weaknesses inherent in a loan classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current facts, conditions, and values, highly questionable and improbable.  The possibility of loss is extremely high, but because of certain important and reasonably specific pending events that may work to strengthen the asset, its classification as a loss is deferred until its most exact status may be determined.  Generally, pending events should be resolved within a relatively short period and the rating will be adjusted based on the new information.  Because of high probability of loss, loans rated doubtful must be in non-accrual status.

8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may be affected in the future.  When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate.  However, the Bank will not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts.  Losses are recorded in the period the asset becomes uncollectible.

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of December 31, 2010:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial –Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

1 – Excellent	$22	$—	$—	$—	$—	$—	$—	$—	$22
2 – Good	1,394	597	2,990	—	295	—	—	—	5,276
3 – Satisfactory	7,130	23,748	19,654	23,428	8,047	44,001	8,818	2,930	137,756
4 – Watch	1,677	4,099	6,361	3,134	1,703	300	852	—	18,126
5 – Special Mention	987	3,856	1,501	1,450	442	60	40	—	8,336
6 – Substandard	1,194	598	1,434	1,199	1,260	2,121	555	—	8,361
7 – Doubtful	160	—	—	—	—	—	—	—	160
8 – Loss	—	—	—	—	—	—	—	—	—
Total	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$178,037

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2010, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The Bank, in the ordinary course of business, has loan, deposit and other routine transactions with its executive officers, directors and entities in which they have principal ownership.  Loans are made to such related parties at substantially the same credit terms as other borrowers and do not represent more than the usual risk of collection.

Activity for these related party loans was as follows for the year ended December 31, 2010 (in thousands):

Balance - January 1	$4,293
Advances	2,157
Payments	1,909

Balance - December 31	$4,541

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2010	2009
		(In thousands)

Land	—	$741	$741
Bank premises	7 - 50 years	4,546	4,545
Leasehold improvements	10 - 30 years	2,410	1,899
Furnishings and equipment	3 - 10 years	2,435	2,145

		10,132	9,330
Accumulated depreciation		(2,525)	(2,092)

		$7,607	$7,238

Operating Leases

The Corporation entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located.  In 2005, the Corporation entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017.  In January 2007, the Corporation entered into an agreement to lease office space in Linglestown, Dauphin County, on which lease payments began in 2007 and extend through 2012. As part of the consolidation, the Corporation assumed the lease of HNB’s branch in Elizabethville, Dauphin County, which began in 2008 and expires 2018.  During the latter part of 2010 the Corporation entered into an agreement to lease the land occupied by the office located on East Wiconisco Avenue, Tower City, and Schuylkill County, on which lease payments began 2010 and extend through 2035.  The Corporation is responsible for taxes, utilities and other expenses related to the properties.  All of the lease agreements contain renewal options.  Total expense for operating leases in 2010 and 2009 was $130,000 and $120,000, respectively.

Note 5 - Premises and Equipment (Continued)

At December 31, 2010, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2011	$152
2012	152
2013	117
2014	118
2015	119
Thereafter	735

Note 6 — Goodwill and Intangible Assets

Goodwill and intangible assets were $1,946,000 at December 31, 2010 and $1,937,000 at December 31, 2009.

The changes in the carrying amount of goodwill were as follows (in thousands):

	2010	2009
Balance - January 1	$1,796	$1,785
Additions to goodwill from acquisition of HNB	—	11
Balance - December 31	$1,796	$1,796

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2010 and 2009 are presented below:

	December 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
		(In thousands)

Core deposit intangibles	$173	$60	$173	$32
Loan servicing rights	49	12	—	—
Total intangible assets	$222	$72	$173	$32

Amortization expense of $40,000 and $32,000 for 2010 and 2009, respectively, is reflected within the consolidated statements of income.

Note 6 — Goodwill and Intangible Assets (Continued)

The amortization of the core deposit intangible is based on the sum of the years’ method over an eight year period. The Corporation estimates the amortization expense for the core deposit intangible as follows (in thousands):

Years ending December 31,
2011	$25
2012	22
2013	19
2014	19
2015	16
Thereafter	12
$113

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2010 year end.

Note 7 - Deposits

Scheduled contractual maturities of time deposits at December 31, 2010 are as follows (in thousands):

Years ending December 31,
2011	$43,288
2012	27,321
2013	17,422
2014	6,284
2015	8,868
Thereafter	1,007

$104,190

Time deposits of $100,000 or more at December 31, 2010 and 2009 approximated $35,558,000 and $30,131,000, respectively.

Interest expense on time deposits of $100,000 or more, approximated $791,000 and $1,172,000 in 2010 and 2009, respectively.

The Corporation accepts deposits of its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers.  The amount of these deposits totaled $2,640,000 and $2,747,000 at December 31, 2010 and 2009, respectively.

Note 8 - Pension and Other Benefit Plans

Defined Contribution Plan

The Corporation maintains a contributory 401(k) retirement plan for all eligible employees.  Currently, the Corporation’s policy is to match 100% of the employees’ voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation.  Additionally, the Corporation may make discretionary contributions to the plan after considering current profits and business

Note 8 - Pension and Other Benefit Plans (Continued)

conditions.  The amount charged to expense in 2010 and 2009 totaled $204,000 and $198,000, respectively.  Of these amounts, discretionary contributions approximated $132,000 and $111,000, respectively.

Director Emeritus Plan

To promote orderly succession of the Corporation’s Board of Directors, the Corporation adopted the “Director Emeritus Agreement” in 2001.  The agreement provides for a defined annual benefit based upon a percentage of the Director’s final fee.  The benefit can be offered to a Director upon termination of service on or after 65 years of age provided the Director has ten or more years of continuous service at the date of termination.  Provisions of the agreement are contingent on the Director electing to become a Director Emeritus, being available to act in the capacity of consultant to the Board, continuing to act as a “Goodwill Ambassador” for the Corporation, and avoiding any competitive arrangements that are contrary to the best interests of the Corporation.  The agreement also contains other general limitations and death benefit provisions.  Expenses recorded under the terms of this agreement were $20,750 in 2010 and $12,000 in 2009, respectively.  The increase in the 2010 expense was attributable to the retirement of one of the Corporation’s directors in June 2010, thus resulting in a total of two directors who received benefits under this plan during 2010.

Deferred Compensation Agreements

Riverview maintains four Supplemental Executive Retirement Plan (SERP) agreements to provide specified benefits for key executives.  The agreements were specifically designed to encourage key executives to remain as employees of Riverview.  The agreements are unfunded with benefits to be paid from Riverview’s general assets.  After normal retirement, benefits are payable to the executive or his or her beneficiary in equal monthly installments for a period of either 15 years for the two executives who were formally with Halifax National Bank and 20 years for the two executives who were formally with The First National Bank of Marysville.  There are provisions for death benefits should a participant die before his or her retirement date.  These benefits are also subject to change of control and other provisions.

Riverview maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their directors’ fees until a future date.  In addition Riverview maintains an “Executive Deferred Compensation Agreement” with one of Riverview’s executives.  This agreement, which was initiated during 2010, allows executives of Riverview to defer payment of their base salary, bonus and performance based compensation until a future date.  For both types of deferred fee agreements, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor computed as a percent of Riverview’s return on equity.  The agreements are unfunded, with benefits to be paid from Riverview’s general assets.

The accrued benefit obligations for all the plans total $561,000 at December 31, 2010 and $466,000 at December 31, 2009 and are included in other liabilities.  Expense related to these plans totaled $79,000 and $72,000 in the years ended December 31, 2010 and 2009, respectively.

Stock Option Plan

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of

Note 8 - Pension and Other Benefit Plans (Continued)

the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.  As of December 31, 2010 none of the option grants were vested or exercisable.

During 2009, the Corporation granted 155,000 options on January 21, 2009, of which 7,000 options were forfeited in April 2009, and 22,000 options granted on September 16, 2009. A summary of the status of the Corporation’s stock option plan as of December 31, 2010 and 2009 is as follows:

Options	Shares	Weighted Average Exercise Price Per Share

Outstanding — January 1, 2010	170,000	$13.00
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding — December 31, 2010	170,000	$13.00
Options exercisable at year end	—
Weighted average fair value of options per share granted during the year	$—
Remaining contractual life	8 years

Outstanding — January 1, 2009	—	$—
Granted	177,000	13.00
Forfeited	7,000	—
Exercised	—	—

Outstanding — December 31, 2009	170,000	$13.00
Options exercisable at year end	—
Weighted average fair value of options per share granted during the year	$0.72
Remaining contractual life	9 years

No stock option plans were in existence prior to January 2009.

There was no intrinsic value associated with the outstanding stock options at December 31, 2010 because the exercise price for each of the options was higher than the trading price of the stock.  No options were exercised during 2010.

Note 8 - Pension and Other Benefit Plans (Continued)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2009 Option Grants
	January	September

Dividend yield	2.50%	3.31%
Expected life	8 years	8 years
Expected volatility	12.22%	12.22%
Risk-free interest rate	2.07%	3.07%

Note 9 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2010		2009

Tax at statutory rates	$515	34%	$430	34%
Tax-exempt interest income	(228)	(15)	(206)	(16)
Life insurance income	(85)	(6)	(89)	(7)
Interest disallowance	17	1	20	1
Other	10	1	(2)	—

Federal Income Taxes	$229	15%	$153	12%

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes.  The current and deferred portions of applicable income taxes (benefits) for the years ended December 31 are as follows:

(In thousands)	2010	2009

Current tax	$273	$267
Deferred tax benefit	(44)	(114)

Applicable Federal Income Tax (Benefit)	$229	$153

Note 9 - Taxes (Continued)

The Corporation provides deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$863	$793
Loans	68	36
Unrealized loss on investment securities	15	—
Bank shares tax	—	41
Deferred directors’ fees	69	53
Deferred compensation	136	175
Purchase accounting adjustments	57	45
Alternative minimum tax	121	104
Other	37	30
	1,366	1,277
Deferred tax liabilities:
Accumulated depreciation	(415)	(356)
Unrealized gain on investment securities	—	(83)
	(415)	(439)

Net Deferred Tax Asset	$951	$838

The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Corporation recorded a $6,000 net gain from the sale of available-for-sale securities during 2010, which was taxed at 34%, or $2,000.  This is in comparison with a $287,000 net gain from the sale of available-for-sale securities during 2009, which was taxed at 34%, or $98,000.

Uncertain Tax Positions

The Corporation files income tax returns in the U.S. federal jurisdiction and the Commonwealth of Pennsylvania.  With few exceptions, the Corporation is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2007.  The Corporation adopted the provisions of ASC 740, Income Taxes on January 1, 2009, with no impact on the financial statements.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount

Note 9 - Taxes (Continued)

measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statement of Income.  At December 31, 2010 and 2009, there was no liability for unrecognized tax benefits.

Note 10 - Borrowings

The Corporation has an unsecured line of credit agreement with Atlantic Central Bankers Bank in the amount of $6,250,000 at December 31, 2010 and December 31, 2009.  Interest accrues based on the daily Federal Funds rate.  There were no amounts outstanding on this line of credit at December 31, 2010 or 2009.

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

The Corporation has entered into agreements with the Federal Home Loan Bank (FHLB) which allow for borrowings up to a percentage of certain qualifying collateral assets.  At December 31, 2010, the Bank had a maximum borrowing capacity of approximately $98,461,000.  The borrowing capacity is collateralized by security agreements in certain residential real estate backed assets of the Corporation, including loans and investments.  Borrowings from the FHLB include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2010	2009
	(Dollars in thousands)

Repurchase agreements with customers	$968	$807

Weighted average rate at end of year	0.32%	0.54%
Maximum amount outstanding at any end of month	$4,089	$28,902
Daily average amount outstanding	1,217	8,111
Approximate weighted average interest rate for year	0.58%	0.60%

Note 10 — Borrowings (Continued)

FHLB borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2010	2009
			(In thousands)

06/18/12	2.24%	Fixed rate	$1,128	$1,128
09/18/12	2.33%	Fixed rate	2,000	2,000
06/18/13	2.67%	Fixed rate	2,550	2,550
04/09/18	2.90%	Fixed rate	5,005	5,019
		until 04/09/11

			$10,683	$10,697

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2010 (in thousands):

Years Ending December 31,
2012	$3,128
2013	2,550
2018	5,005

$10,683

Note 11 - Financial Instruments with Off Balance Sheet Risk

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

Note 11 - Financial Instruments with Off Balance Sheet Risk (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements and similar transactions.  The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary.  The current amount of the liability as of December 31, 2010 for guarantees under standby letters of credit is not material.

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2010	2009
	(In thousands)

Commitments to grant loans	$10,722	$8,549
Unfunded commitments of existing loans	10,194	10,330
Standby and performance letters of credit	1,454	1,111

	$22,370	$19,991

Note 12 - Concentrations of Credit Risk

Substantially all of the Corporation’s business activity, including loans and loan commitments, is with customers located within its trade area of the counties of Perry, Cumberland, Dauphin and Schuylkill, Pennsylvania.  The concentration of credit by type of loan is set forth in the Loans note to the financial statements.

Note 13 - Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At December 31, 2010, $747,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

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

Note 13 - Regulatory Matters and Shareholders’ Equity (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined).  Management believes, as of December 31, 2010, the Bank meets all the capital adequacy requirements to which they are subject.

As of December 31, 2010 the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events since that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at December 31, 2010 and 2009 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$24,984	15.0%	≥$13,290	≥8.0%	>$16,612	>10.0%
Tier 1 capital (to risk-weighted assets)	22,896	13.8	≥6,645	≥4.0	≥9,967	≥ 6.0
Tier 1 capital (to average total assets)	22,896	8.4	>10,910	>4.0	≥13,637	≥ 5.0

As of December 31, 2009:
Total risk-based capital (to risk-weighted assets)	$24,513	15.5%	≥$12,635	≥8.0%	>$15,794	>10.0%
Tier 1 capital (to risk-weighted assets)	22,532	14.3	≥6,317	≥4.0	≥9,476	≥ 6.0
Tier 1 capital (to average total assets)	22,532	9.0	>10,036	>4.0	≥12,545	≥ 5.0

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of the Corporation’s financial instruments.  However, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Corporation could have realized in sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

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

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At December 31, 2010, the Corporation had no liabilities subject to fair value reporting requirements.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2010:
U.S. Government agencies	$1,326	$—	$1,326	$—
State and municipal	16,832	—	16,832	—
Mortgaged-backed securities	30,538	—	30,538	—
Securities available-for- sale	$48,696	$—	$48,696	$—

December 31, 2009:
U.S. Government agencies	$2,375	$—	$2,375	$—
State and municipal	14,950	—	14,950	—
Mortgaged-backed securities	17,258	—	17,258	—
Securities available-for- sale	$34,583	$—	$34,583	$—

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

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral.  The impairment of loans is measured based on the estimated value of underlying collateral of the loan.  The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statement of Income.  The Corporation had impaired loans of $4,637,000 at December 31, 2010 out of which $1,372,000 required a valuation allowance of $491,000.  This compares with impaired loans of $4,328,000 at December 31, 2009, out of which $3,550,000 required a valuation allowance of $1,047,000.

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies.  Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors.  Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame.  Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.  The Corporation did not incur goodwill impairment during the year ended December 31, 2010.

A summary of assets at December 31, 2010 and 2009 measured at estimated fair value on a nonrecurring basis is as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
		(In thousands)
December 31, 2010:
Loans held for sale	$—	$322	$—	$322	$—
Other real estate owned	—	230	—	230	—
Impaired loans	—	—	1,372	1,372	—
Total	$—	$552	$1,372	$1,924	$—

December 31, 2009:
Loans held for sale	$—	$—	$—	$—	$—
Other real estate owned	—	312	—	312	—
Impaired loans	—	—	2,503	2,503	—
Total	$—	$312	$2,503	$2,815	$—

The following information should not be interpreted as an estimate of the fair value of the Corporation since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2010 and 2009.

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

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2010, the fair value consists of the loan balances of $881,000, net of a valuation allowance of $491,000.

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

Note 14 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

The estimated fair values of the Corporation’s financial instruments at December 31, 2010 and 2009 are presented in the following table:

	2010		2009
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,121	$30,121	$24,833	$24,833
Interest-bearing time deposits	350	350	2,700	2,700
Investment securities	48,696	48,696	34,583	34,583
Mortgage loans held for sale	322	322	—	—
Loans, net	175,064	175,055	170,384	173,973
Accrued interest receivable	896	896	782	782
Restricted investments in bank stocks	2,311	2,311	2,410	2,410

Financial liabilities:
Deposits	237,272	235,883	214,936	211,249
Short-term borrowings	968	968	807	807
Long-term borrowings	10,683	10,963	10,697	10,180
Accrued interest payable	271	271	389	389

Off balance sheet financial instruments	—	—	—	—

Note 15 - Commitments and Contingencies

The Corporation may be subject to numerous claims and lawsuits which arise primarily in the normal course of business.  At December 31, 2010, there were no such claims or lawsuits which, in the opinion of management, would have a material adverse effect on the financial position or results of operations of the Corporation.

Note 16 — Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2010	2009
	(In thousands)

Assets

Cash and cash equivalents	$1	$2
Investment in bank subsidiary	24,812	24,630
Real estate, net	73	72
Other assets	41	13

	$24,927	$24,717

Liabilities and Shareholders’ Equity

Shareholders’ equity	$24,927	$24,717

Statements of Income

	Years Ended December 31,
	2010	2009
	(In thousands)

Income, dividends from bank subsidiary	$914	$160

Interest expense	—	1

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	914	159

Undistributed net income of subsidiary	373	952

Net Income	$1,287	$1,111

Note 16 — Riverview Financial Corporation (Parent Company Only) Financial Information (Continued)

Statements of Cash Flows

	Years Ended December 31,
	2010	2009
	(In thousands)

Cash Flows from Operating Activities

Net income	$1,287	$1,111
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(373)	(952)

Net Cash Provided by Operating Activities	914	159

Cash Flows from Financing Activities

Dividends paid	(875)	(736)
Purchase of treasury stock	(40)	—

Net Cash Used in Financing Activities	(915)	(736)

Net Decrease in Cash and Cash Equivalents	(1)	(577)

Cash and Cash Equivalents - Beginning	2	579

Cash and Cash Equivalents - Ending	$1	$2

Note 17 — Subsequent Events

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A (T). CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of December 31, 2010, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in Riverview’s internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Riverview’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concludes that as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

This annual report does not include an attestation report of the Corporation’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Corporation as a smaller reporting company to provide only management’s report in this annual report.

/s/ Robert M. Garst	/s/ Theresa M. Wasko
Robert M. Garst	Theresa M. Wasko
Chief Executive Officer	Chief Financial Officer

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

Information, as of December 31, 2010, concerning the five director nominees and the seven continuing directors comprising the Board of Directors is as follows:

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Nominees:

Roland R. Alexander, 61	2001

Dr. Alexander is a physician with and owner of East Shore Oncology, P.C., Harrisburg, PA. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2001. We believe Dr. Alexander’s qualifications to sit on our Board of Directors include his entrepreneurial experience in operating a local medical practice, his leadership in presiding over a multi specialty medical group, his experience in public and federal grant administration and his 9 years of experience as a Board member.

Arthur M. Feld, 68	1998

Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998. We believe Mr. Feld’s qualifications to be on our Board of Directors include his extensive legal and business expertise and his 12 years of experience as a Board member.

R. Keith Hite, 63	2006

Mr. Hite is a principal with Malady-Wooten, a Harrisburg based public affairs agency. He retired after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a state association and his extensive knowledge of local markets served by the Bank.

David W. Hoover, 50	2007

Mr. Hoover is the owner and President of Hoover Financial Services, Inc., which is an accounting/tax preparation/business consulting firm located in Halifax, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the Bank.

Joseph D. Kerwin, 47	2005

Mr. Kerwin is a partner and attorney with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his experience as a Board member.

Incumbent Directors:

James G. Ford, II, 63	2006

Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his 41 years of extensive sales and marketing experience in the insurance industry as well as his leadership as president of the company.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Robert M. Garst, 52	2008

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

Kirk D. Fox, 44	2007

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

William L. Hummel, 63	1983

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

James M. Lebo, 66	1996

Mr. Lebo is President of the Lebo Agency, Inc. and is a licensed insurance agent. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 1996. We believe Mr. Lebo’s qualifications to sit on our Board of Directors include his experience as a local businessman knowledgeable of local markets and his 14 years experience as a Board member.

John M. Schrantz, 60	1994

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

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

David A. Troutman, 54	2002

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

Executive Officers

The following table provides information, as of December 31, 2010, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries

Robert M. Garst	52

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that Mr. Garst was Executive Vice President of First Perry and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	44

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

Theresa M. Wasko	58

Ms. Wasko is Chief Financial Officer of Riverview Financial Corporation and Riverview National Bank since January 2009. Prior to that Ms. Wasko served as Chief Financial Officer of Great Bear Bank (a bank in organization) from 2007 to 2009 and Chief Financial Officer of East Penn Bank from 1998 to 2007.

Paul B. Zwally	46

Mr. Zwally is an Executive Vice President and the Chief Loan Officer of Riverview Financial Corporation and Riverview National Bank. Prior to that, Mr.  Zwally was a Senior Vice President and Chief Loan Officer of First Perry Bancorp, Inc. and The First National Bank of Marysville since March 2008. Prior to that, Mr. Zwally was a Vice President and commercial loan officer at two local banks since 1989.

The Board of Directors of Riverview Financial Corporation has a separate Audit Committee comprised of independent directors.  The members of the Audit Committee are R. Keith Hite, Chairman, Arthur M. Feld and Joseph D. Kerwin.  While the Audit Committee is of the opinion that none of the individual committee members alone qualify as a “financial expert”, the committee further believes that the aggregate experience of the committee members as a whole provide the skills and understanding that meet and satisfy the qualifications for a “financial expert”.

Riverview adopted a Code of Ethics that applies to directors, officers and employees of Riverview and the Riverview National Bank.  The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the bank’s business and to ensure the public’s trust.   The Code of Ethics was attached as Exhibit 14.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.  A copy of the full text of the Code of Ethics may be obtained by contacting Kandi Lopp, Secretary, Riverview Financial Corporation, 3rd & Market Streets, Halifax, Pennsylvania 17032.

There have been no material changes to the procedures by which security holders may recommend nominees to Riverview’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	All Other Compensation		Total
Roland R. Alexander	$17,000	$—	$—		$17,000
Arthur M. Feld	18,000	—	—		18,000
James G. Ford, II	17,000	—	—		17,000
R. Keith Hite	20,000	—	—		20,000
David W. Hoover	20,000	—	—		20,000
William L. Hummel	17,000	—	133,293	(3)	150,293
Joseph D. Kerwin	17,000	—	—		17,000
James M. Lebo	17,000	—	—		17,000
Paul R. Reigle (4)	7,792	—	8,750	(4)	16,542
John M. Schrantz	20,000	—	—		20,000
David A. Troutman	17,000	—	—		17,000

(1)  Retainer fee for services as a director.

(2)  No options were granted during 2010.

(3)  Includes salary of $40,000; an automobile allowance of $1,461 for personal use; 401(k) match of $4,533; life insurance premiums of $156; profit sharing of $6,432; $14,411 in payments under the supplemental retirement plan; and the second of two contractual severance payments for $66,300 related to consolidation activity.

(4)  Mr. Reigle retired from the Board of Directors June 2010 and received compensation under the Director Emeritus plan thereafter.

Riverview maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their directors’ fees until a future date.  Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement using an interest factor computed as a percent of Riverview’s return on equity.  The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

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

Executive Compensation

The following table summarizes the total compensation for 2010 and 2009 for Robert M. Garst, Riverview Financial Corporation’s Chief Executive Officer, Kirk D. Fox, Riverview Financial Corporation’s President, Theresa M. Wasko, Riverview Financial Corporation’s Chief Financial Officer and Paul B. Zwally, Riverview Financial Corporation’s Chief Lending Officer.  These individuals are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Option Awards(1) ($)	All Other Compensation		Total
Robert M. Garst, Chief Executive Officer	2010	$158,000	$50,000	$—	$36,386	(2)	$244,386
	2009	132,600	42,500	19,440	37,069	(3)	231,609

Kirk D. Fox, President	2010	157,000	50,000	—	40,448	(4)	247,448
	2009	130,000	40,000	20,160	34,244	(5)	224,404

Theresa M. Wasko, Chief Financial Officer	2010	135,000	30,000	—	11,316	(6)	176,316
	2009	110,769	12,500	10,800	10,194	(7)	144,263

Paul B. Zwally, Chief Lending Officer	2010	137,500	47,000	—	31,284	(8)	215,784
	2009	118,450	37,000	12,060	20,622	(9)	188,132

(1)   The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $0.72 per share.  Because the vesting schedule is a seven-year cliff, the options are not exercisable until 2016.

(2)   Includes an automobile stipend of $1,257; 401(k) match of $8,241; life insurance premiums of $194; profit sharing of $11,694; and directors’ fees of $15,000.

(3)   Includes an automobile stipend of $6,000; 401(k) match of $5,555; life insurance premiums of $194; profit sharing of $10,320; and directors’ fees of $15,000.

(4)   Includes an automobile allowance for personal use of $1,385; 401(k) match of $7,268; life insurance premiums of $194; profit sharing of $10,313; change of $6,288 in accrued pension value of supplemental retirement plan; and directors’ fees of $15,000.

(5)  Includes an automobile allowance for personal use of $480; 401(k) match of $5,205; life insurance premiums of $194; profit sharing of $8,749; change of $4,616 in accrued pension value of supplemental retirement plan; and directors’ fees of $15,000.

(6)   Includes a 401(k) match of $2,721; life insurance premiums of $194; and profit sharing of $8,401.

(7)   Includes life insurance premiums of $194; and a one-time sign-on bonus of $10,000.

(8)  Includes an automobile stipend of $420; 401(k) match of $5,524; life insurance premiums of $194; and profit sharing of $10,534; a country club allowance of $14,612.

(9)   Includes a country club allowance of $7,049; 401(k) match of $4,875; life insurance premiums of $194; and profit sharing of $8,504.

Messrs Garst and Fox are parties to three-year term evergreen employment agreements, and Mrs. Wasko and Mr. Zwally are parties to one-year term evergreen employment contracts.  Each of the named executive officers are respectively parties to either a one-year or three-year term rolling employment agreement with Riverview Financial Corporation and Riverview National Bank, wherein on every anniversary date of the agreement, the agreement will be extended for another year unless notice of nonrenewal is given.  The agreements provide that the executives may participate in those employee benefit plans in which they are eligible.  It also provides that if the executives are terminated without cause or if after a change in control there is a reduction in salaries or benefits, or a change in their reporting responsibilities, duties or titles, the following will occur:

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

•                  Mr. Zwally will receive one times his Annual Compensation as defined in the agreement, payable in a lump sum.  He will also receive a continuation of all non-cash benefits for one year.

If the payments are determined to be parachute payments and the executives are subject to excise taxes, they will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

Riverview maintains an “Executive Deferred Compensation” program in which one of Riverview’s executives has signed an agreement.  This agreement, which was initiated during 2010, allows executives of Riverview to defer payment of their base salary, bonus and performance based compensation until a future date.  Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement using an interest factor computed as a percent of Riverview’s return on equity.  The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

Elements of Executive Compensation

The corporation’s executive compensation and benefits package consists of direct compensation and corporate sponsored benefit plans, including base salary, bonuses, health and welfare benefits, profit sharing/401(k) plan, and stock option plans.  Each component is designed to contribute to a total package that is competitive, performance-based, valued by the executives of the corporation and align their interests with those of the shareholders.

Base salary

A competitive base salary is necessary to attract and retain talented executives.  The base salary for each named executive officer is determined based upon experience, expected personal performance, salary levels that are in place for comparable positions within the industry, and responsibilities assumed by the named executive officers.  While an executive officer’s initial salary is determined by an assessment of competitive market levels, the major factor in determining base salary increases is individual performance.  Compensation Committee evaluates executive officer base salary levels on an annual basis.  The corporation usually grants annual increases to executives as well as increases needed to reflect changes in responsibility and the market competitive environment.

In establishing base salaries for 2010, the Compensation Committee considered the corporation’s financial performance in comparison with historical trends and peer group and market based industry data.  In consideration of the difficult economic conditions prevailing in 2010 and the corporation’s financial performance in spite of such conditions, and to maintain a competitive salary base for the executive officers, the Committee determined that an increase in base salary for 2010 was appropriate.

Bonuses

The annual bonus is tied to the corporation’s performance and is not only granted to the named executive officers but is granted to all employees of the corporation.  This award is made at the discretion of the Board of Director if the Board is of the opinion that such an award is merited.  The bonus is designed to align the employees’ interest with those of shareholders by linking the corporation’s performance to such a cash award.

Profit Sharing/401(k) Plan

Executive officers participate in the Profit Sharing/401(k) Plan, which is offered to all full-time employees who have completed at least one year of service and are at least 18 years of age.  This plan is a means for employees to contribute and save for their retirement, and it has a combined tax qualified savings feature and profit sharing feature for employees.  The corporation makes a contributory match to the plan for each participating employee of 4% of their respective compensation.  The corporation may also make a discretionary contribution annually to the plan based upon the corporation’s financial performance.  This discretionary contribution is designed to award employees for contributing to the corporation’s financial success.  Contributions are expressed as a percentage of base salary and executive officers receive the same percentage of salary as all other employees.  During 2010, the percentage of the discretionary contribution made to all eligible 401(k) participants was approximately 5%.

Stock Option Plan

In January 2009 the corporation implemented a nonqualified stock option plan as discussed below.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the corporation by providing incentives through participation in the appreciation of the common stock of the corporation to secure, retain and motivate the corporation’s directors, officers and key employees and to align such person’s interests with those of the corporation’s shareholders.

Supplemental Executive Retirement Plan

In 2008, HNB Bancorp implemented a supplemental executive retirement plan covering Mr. Kirk D. Fox, who at the time was an Executive Vice President of HNB Bancorp.

The plan was assumed by the Corporation after the consolidation of HNB Bancorp with First Perry Bancorp, forming Riverview Financial Corporation.  Mr. Fox will receive $44,000 per year for 15 years beginning upon his termination of employment after age 65.  Upon his termination of employment, he shall become fully vested in the benefit.

Perquisites

The corporation provides an allowance for automobile use to Messrs. Garst, Fox and Zwally.  In addition, Mr. Zwally is reimbursed for his monthly membership dues to a country club of his choice.  These provisions are viewed as a normal and reasonable benefit in a highly competitive financial service industry.

2009 Grants of Plan-Based Awards

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 170,000 shares at a purchase price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.

The following table represents each stock option grant awarded to the named executive officer in 2009 and their total value calculated in accordance with the accounting standard relating to Accounting for Stock-Based Compensation.  In addition, the information presented also represents the stock options outstanding for each named executive as of December 31, 2010.

	Grant Date (1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)	Option Expiration Date
Robert M. Garst	1/21/2009	25,000	$13.00	$18,000	1/21/2019
	9/16/2009	2,000	$13.00	1,440	9/16/2019
Kirk D. Fox	1/21/2009	25,000	$13.00	18,000	1/21/2019
	9/16/2009	3,000	$13.00	2,160	9/16/2019
Theresa M. Wasko	1/21/2009	10,000	$13.00	7,200	1/21/2019
	9/16/2009	5,000	$13.00	3,600	9/16/2019
Paul B. Zwally	1/21/2009	15,000	$13.00	10,800	1/21/2019
	9/16/2009	1,750	$13.00	1,260	9/16/2019

(1) The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the stock option grants for the named executives was $0.72.

As of December 31, 2010 none of the options were vested or exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee makes recommendations to the Board of Directors concerning the compensation of employees.  The membership of this committee includes only outside directors.  Robert M. Garst, Chief Executive Officer, and Kirk D. Fox, President, are ex officio members of the Compensation Committee, but do not participate in their own review or vote on their own salary increases.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities who owned of record or beneficially, on December 31, 2010, more than 5% of the outstanding Riverview Financial Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Arlene G. Deckard c/o First National Bank of Marysville 200 Front Street, PO Box B Marysville, PA 17053-1314	108,601	6.22%

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of December 31, 2010, the amount and percentage of Riverview Financial Corporation common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the Corporation as a group.

Beneficial ownership of shares of Riverview Financial Corporation common stock is determined in accordance with Securities and Exchange Commission Rule 13d-3, which provides that a person should be credited with the ownership of any stock held, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares:

•                  Voting power, which includes the power to vote or to direct the voting of the stock; or

•                  Investment power, which includes the power to dispose or direct the disposition of the stock; or

•                  The right to acquire beneficial ownership within 60 days after December 31, 2010.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the following table are owned directly by the reporting person.  The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Nominees
Roland R. Alexander	20,500	1.17%
Arthur M. Feld	14,600	0.84%
James G. Ford, II	9,925	0.57%
Kirk D. Fox	660	0.04%
Robert M. Garst	3,417	0.20%
R. Keith Hite	18,100	1.04%
David W. Hoover	12,130	0.69%
William L. Hummel	11,565	0.66%
Joseph D. Kerwin	12,640	0.72%
James M. Lebo	3,775	0.22%
John M. Schrantz	13,510	0.77%
David A. Troutman	16,430	0.94%

Named Executive Officers
Paul B. Zwally	400	0.02%

All directors and executive officers as a group (13 persons)	137,652	7.88%

Information about Riverview’s Equity Compensation Plans can be found in Part II, Item 7 under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, the Board of Directors has twelve members.  Under the Nasdaq Stock Market standards for independence, the following nine directors meet the standards for independence:  Messrs. Alexander, Feld, Ford, Hite, Hoover, Kerwin, Lebo, Schrantz and Troutman. This constitutes more than a majority of our Board of Directors.  Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

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

Some of Riverview Financial Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with, Riverview Financial Corporation’s subsidiary bank, Riverview National Bank or predecessor banks, The First National Bank of Marysville and Halifax National Bank, during 2010.  All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the bank, and did not involve more than a normal risk of collectability or present other unfavorable features.  Riverview Financial Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant.  The director in question is excused from the board meeting at the time the decision is made.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Prior to the formation of Riverview Financial Corporation on December 31, 2008, ParenteBeard LLC, formerly known as Beard Miller Company LLP, was the independent registered public accounting firm for First Perry Bancorp, Inc. and HNB Bancorp, Inc., individually, and subsequently became the independent registered public accounting firm for Riverview Financial Corporation during 2009.   On August 19, 2009, the Board of Directors approved the dismissal of ParenteBeard LLC as the corporation’s independent registered public accounting firm and approved the engagement of Smith Elliott Kearns & Company, LLC as the corporation’s new independent registered public accounting firm.  Riverview Financial Corporation notified ParenteBeard LLC of the dismissal on August 20, 2009.

Aggregate fees billed by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm for Riverview, for services rendered in the aggregate for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Audit fees(1)	$66,415	$46,008
Audit-related fees(2)	2,040	—
Tax fees(3)	—	2,750
All other fees(4)	—	—
Total	$68,455	$48,758

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

(4)           All other fees include fees billed for products and services provided that are other than the services reported under the Audit fees, Audit-related and Tax fees sections of the table above.

Aggregate fees billed by ParenteBeard LLC, the independent registered public accounting firm for Riverview, for services rendered in the aggregate for a portion of 2009 were as follows:

2009
Audit fees(1)	$13,201
All other fees(2)	2,700
Total	$15,901

(1)           Fees in are limited to Form 10-Q.

(2)           Includes procedures in connection with transitioning to a new independent registered accounting firm.

The report issued by Smith Elliott Kearns & Company, LLC in connection with the audit of the financial statements of the corporation for the year ended December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

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

10.9         Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009.  (Incorporated by reference to Exhibit 10.11of Registrant’s Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.10       Director Emeritus Agreement of Paul Reigle, dated May 19, 2010.  (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.11       Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	March 29, 2011

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst	March 29, 2011
Robert M. Garst
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Theresa M. Wasko	March 29, 2011
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Roland R. Alexander	March 29, 2011
Roland R. Alexander, Director

By:	/s/ Arthur M. Feld	March 29, 2011
Arthur M. Feld, Director

By:	/s/ James G. Ford, II	March 29, 2011
James G. Ford, II, Director

By:	/s/ Kirk D. Fox	March 29, 2011
Kirk D. Fox, President & Director

By:	/s/ R. Keith Hite	March 29, 2011
R. Keith Hite, Director

By:	/s/ David W. Hoover	March 29, 2011
David W. Hoover, Chairman of the Board
and Director

By:	/s/ William L. Hummel	March 29, 2011
William L. Hummel, Director

By:	/s/ Joseph D. Kerwin	March 29, 2011
Joseph D. Kerwin, Director

By:	/s/ James M. Lebo	March 29, 2011
James M. Lebo, Director

By:	/s/ John M. Schrantz	March 29, 2011
John M. Schrantz, Vice Chairman of the Board
and Director

By:	/s/ David A. Troutman	March 29, 2011
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

10.9	Second Amendment to the Supplemental Executive Retirement Agreement Plan Agreement for Kirk D. Fox dated March 29, 2007, amended June 18, 2008 and entered into between Kirk D. Fox and Riverview National Bank on September 2, 2009. (Incorporated by reference to Exhibit 10.11of Registrant’s Form 10-Q for the quarterly period ended September 30, 2009 as filed with the Securities and Exchange Commission on November 12, 2009.)

10.10

Director Emeritus Agreement of Paul Reigle, dated May 19, 2010. (Incorporated by reference to Exhibit 10.12 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on August 9, 2010.)

10.11	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

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