Form 10-Q
period 2011-03-31
Riverview Financial Corp
filed 2011-05-13
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,744,116 shares of Common Stock, par value $0.50 per share, outstanding as of April 30, 2011.

RIVERVIEW FINANCIAL CORPORATION

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$6,186	$5,514
Interest bearing deposits	24,672	24,607
Cash and cash equivalents	30,858	30,121
Interest bearing time deposits with banks	250	350
Investment securities available for sale	46,757	48,696
Mortgage loans held for sale	379	322
Loans, net of allowance for loan losses of $3,083 - 2011; $2,973 - 2010	176,123	175,064
Premises and equipment	7,523	7,607
Accrued interest receivable	925	896
Restricted investments in bank stocks	2,217	2,311
Cash value of life insurance	5,883	5,823
Foreclosed assets	297	230
Goodwill	1,796	1,796
Intangible assets	142	150
Other assets	2,196	1,992
Total Assets	$275,346	$275,358
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$21,503	$18,440
Demand, interest bearing	84,680	81,990
Savings and money market	32,751	32,652
Time	98,004	104,190
Total deposits	236,938	237,272
Short-term borrowings	1,136	968
Long-term borrowings	10,682	10,683
Accrued interest payable	238	271
Other liabilities	1,092	1,237
Total Liabilities	250,086	250,431

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2011 and 2010 1,750,003 shares; outstanding 2011 1,744,616 shares; 2010 1,745,916 shares	$875	$875
Surplus	11,285	11,280
Retained earnings	13,172	12,841
Accumulated other comprehensive loss	(16)	(29)
Treasury stock, at cost 2011 5,387 shares; 2010 4,087 shares	(56)	(40)
Total Shareholders’ Equity	25,260	24,927
Total Liabilities and Shareholders’ Equity	$275,346	$275,358

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
(In thousands, except per share data)	2011	2010
Interest and Dividend Income
Loans, including fees	2,686	$2,642
Investment securities - taxable	239	242
Investment securities - tax exempt	161	152
Interest-bearing deposits	15	14
Dividends	6	6

Total Interest Income	3,107	3,056

Interest Expense
Deposits	855	970
Short-term borrowings	1	2
Long-term debt	70	68

Total Interest Expense	926	1,040

Net Interest Income	2,181	2,016

Provision for Loan Losses	116	—

Net Interest Income after Provision for Loan Losses	2,065	2,016

Noninterest Income
Service charges on deposit accounts	73	72
Other service charges and fees	85	139
Earnings on cash value of life insurance	60	63
Gain on sale of available for sale securities	236	4
Gain on sale of mortgage loans	43	72

Total Noninterest Income	497	350

Noninterest Expenses
Salaries and employee benefits	940	834
Occupancy expenses	201	199
Equipment expenses	98	97
Telecommunication and processing charges	150	117
Postage and office supplies	50	46
FDIC premium	99	90
Bank shares tax expense	69	67
Directors’ compensation	60	64
Professional services	47	30
Other expenses	131	103

Total Noninterest Expenses	1,845	1,647

Income before Income Taxes	717	719

Applicable Federal Income Taxes	168	169

Net Income	$549	$550

Earnings Per Share — Basic and Diluted	$0.31	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Three Months Ended March 31, 2011 and 2010

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance — January 1, 2010	$875	$11,252	$12,429	$161	$—	$24,717

Comprehensive income:
Net income	—	—	550	—	—	550
Other comprehensive income	—	—	—	118	—	118

Total Comprehensive Income						668

Compensation cost of option grants	—	11	—	—	—	11

Cash dividends, $0.125 per share	—	—	(219)	—	—	(219)

Balance — March 31, 2010	$875	$11,263	$12,760	$279	$—	$25,177

Balance — January 1, 2011	$875	$11,280	$12,841	$(29)	$(40)	$24,927

Comprehensive income:
Net income	—	—	549	—	—	549
Other comprehensive income	—	—	—	13	—	13

Total Comprehensive Income						562

Compensation cost of option grants	—	5	—	—	—	5

Cash dividends, $0.125 per share	—	—	(218)	—	—	(218)

Repurchase common stock	—	—	—	—	(16)	(16)

Balance —March 31, 2011	$875	$11,285	$13,172	$(16)	$(56)	$25,260

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$549	$550
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	134	137
Provision for loan losses	116	—
Granting of stock options	5	11
Net amortization of premiums on securities available for sale	54	60
Net realized gain on sale of securities available for sale	(236)	(4)
Amortization of intangible assets	8	7
Deferred income taxes	(40)	164
Proceeds from sale of mortgage loans	1,494	2,704
Net gain on sale of mortgage loans	(43)	(72)
Mortgage loans originated for sale	(1,508)	(2,997)
Earnings on cash value of life insurance, net	(60)	(62)
Increase in accrued interest receivable and other assets	(200)	(495)
Decrease in accrued interest payable and other liabilities	(178)	(315)

Net Cash Provided by (Used in) Operating Activities	95	(312)

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits with banks	100	250
Securities available for sale:
Purchases	(14,410)	(23,227)
Proceeds from maturities, calls and principal repayments	2,305	1,186
Proceeds from sales	14,246	6,174
Net decrease in restricted investments in bank stock	94	—
Net increase in loans	(1,242)	(3,168)
Purchases of premises and equipment	(50)	(106)

Net Cash Provided by (Used in) Investing Activities	1,043	(18,891)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(334)	2,461
Net increase in securities sold under agreements to repurchase	168	15
Payments on long-term borrowings	(1)	(4)
Purchase of treasury stock	(16)	—
Dividends paid	(218)	(219)

Net Cash Provided by (Used in) Financing Activities	(401)	2,253

Net Increase (Decrease) in Cash and Cash Equivalents	737	(16,950)

Cash and Cash Equivalents - Beginning	30,121	24,833

Cash and Cash Equivalents - Ending	$30,858	$7,883

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Three Months Ended
	March 31,
	2011	2010
	(In thousands)

Supplemental Disclosures of Cash Flows Information
Interest paid	$958	$1,116
Income taxes paid	$67	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$67	$15

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations

Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”) provide loan, deposit and other commercial banking services through three full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania, one full service office in Tower City, Schuylkill County, Pennsylvania, and four full service and one drive-up office in Halifax, Millersburg, Elizabethville and Harrisburg, Dauphin County, Pennsylvania.  Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  On March 14, 2011, the Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a state-chartered bank.  The conversion is expected to take place during the second or third quarter of 2011, pending regulatory approval.

The accounting and reporting policies followed by Riverview conform to generally accepted accounting principles and to general practices within the banking industry.  The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying unaudited consolidated financial statements include the accounts of Riverview and its wholly owned bank subsidiary.  All significant intercompany accounts and transactions have been eliminated in consolidation.  Riverview uses the accrual basis of accounting.

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

Operating results for the three-months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

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

Note 1 — Summary of Significant Accounting Policies (Continued)

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

Reclassifications

Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.  Such reclassification had no effect on net income.

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

Note 2 — Comprehensive Income

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

Note 2 — Comprehensive Income (Continued)

The only comprehensive income item that Riverview presently has is unrealized gains on securities available for sale.  The components of the change in unrealized gains are as follows:

	Three Months Ended
	March 31,
(In thousands)	2011	2010
Unrealized holding gains arising during the period	$256	$182
Reclassification of gains realized in net income	(236)	(4)
	20	178
Deferred income tax effect	7	60
Change in accumulated other comprehensive income	$13	$118

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(In thousands, except share data)	2011	2010
Net income applicable to common stock	$549	$550

Weighted-average common shares outstanding	1,745,247	1,750,003
Effect of dilutive securities, stock options	—	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,745,247	1,750,003

Basic and diluted earnings per share	$0.31	$0.31

Note 4 — Investment Securities Available for Sale

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standard dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized

Note 4 — Investment Securities Available for Sale (Continued)

in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at March 31, 2011 and December 31 2010:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies	$1,607	$4	$(2)	$1,609
State and municipal	17,351	179	(372)	17,158
Mortgage-backed securities	27,824	205	(39)	27,990
	$46,782	$388	$(413)	$46,757

	December 31, 2010
U.S. Government agencies	$1,316	$10	$—	$1,326
State and municipal	17,350	50	(568)	16,832
Mortgage-backed securities	30,074	487	(23)	30,538
	$48,740	$547	$(591)	$48,696

Securities with an amortized cost of $21,723,000 and a fair value of $21,563,000 on March 31, 2011 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at March 31, 2011 in comparison with December 31, 2010 is aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2011:
Available for Sale:
U.S. Government agencies	$1,098	$(2)	$—	$—	$1,098	$(2)
State and municipal	6,220	(372)	—	—	6,220	(372)
Mortgage-backed securities	11,126	(39)	—	—	11,126	(39)
	$18,444	$(413)	$—	$—	$18,444	$(413)
December 31, 2010:
Available for Sale:
State and municipal	$9,640	$(568)	$—	$—	$9,640	$(568)
Mortgage-backed securities	2,582	(23)	—	—	2,582	(23)
	$12,222	$(591)	$—	$—	$12,222	$(591)

Note 4 — Investment Securities Available for Sale (Continued)

At March 31, 2011, nineteen securities had unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  In evaluating whether an investment security is other-than-temporarily impaired, consideration is given to the length of time and the extent to which the fair value of a security has been less than cost, and the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.  None of the securities in the portfolio were considered to be other than temporarily impaired at March 31, 2011.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold six available for sale securities during the first three months of 2011 and received proceeds of $14,246,000.  On a year to date basis, gross realized gains amounted to $236,000 and gross realized losses were zero, resulting in a $236,000 net gain on the sale.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses

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

Past Due Loans and Nonaccrual Loans

Loans are considered to be past due when they are not paid in accordance with contractual terms.  Past due loans are monitored by portfolio segment and by severity of delinquency — 30-59 days past due; 60-89 days past due; and 90 days and greater past due.  The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it can be documented that it is well secured and in the process of collection.  When a loan is placed on nonaccrual status, all unpaid interest credited to income in the current calendar year is reversed and all unpaid interest accrued in prior calendar years is charged against the allowance for loan losses.  Interest payments received on nonaccrual loans are either applied against principal or reported as interest income according to management’s judgment as to the collectability of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents an aging analysis by loan portfolio segments as of March 31, 2011 and December 31, 2010 of past due loans, which include nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

March 31, 2011:
Commercial	$77	$50	$618	$745	$11,552	$12,297	$—
Commercial real estate:
Non-owner occupied	—	—	1,093	1,093	34,485	35,578	—
Owner occupied	—	—	778	778	30,406	31,184	—
1-4 family investment	47	—	—	47	28,739	28,786	—
Commercial land and land development	—	—	1,010	1,010	10,711	11,721	—
Residential real estate	124	559	—	683	45,548	46,231	—
Home equity lines of credit	—	—	103	103	10,646	10,749	—
Consumer	28	—	—	28	2,632	2,660	—
Total	$276	$609	$3,602	$4,487	$174,719	$179,206	$—

December 31, 2010:
Commercial	$—	$81	$269	$350	$12,214	$12,564	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	32,898	32,898	—
Owner occupied	348	—	384	732	31,208	31,940	—
1-4 family investment	112	95	67	274	28,937	29,211	—
Commercial land and land development	229	—	1,010	1,239	10,508	11,747	—
Residential real estate	250	98	1,230	1,578	44,904	46,482	1,111
Home equity lines of credit	—	—	527	527	9,738	10,265	424
Consumer	62	—	—	62	2,868	2,930	—
Total	$1,001	$274	$3,487	$4,762	$173,275	$178,037	$1,535

The recorded investment in loans greater than 90 days and still accruing was zero at March 31, 2011 as compared with $1,535,000 at December 31, 2010.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $4,327,000 and $2,779,000 at March 31, 2011 and December 31, 2010, respectively.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $66,000 for the three months ended March 31, 2011 and $138,000 at December 31, 2010, respectively.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents loans by loan portfolio segments that were on a nonaccrual status as of March 31, 2011 and December 31, 2010:

(In thousands)	March 31, 2011	December 31, 2010
Commercial	$669	$1,010
Commercial real estate:
Non-owner occupied	1,581	—
Owner occupied	778	384
1-4 family investment	74	144
Commercial land and land development	1,010	1,010
Residential real estate	112	128
Home equity lines of credit	103	103
Consumer	—	—
Total	$4,327	$2,779

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When the measure of an impaired loan results in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan and the Bank will make the appropriate adjustment to the allowance for loan losses.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents impaired loans by loan portfolio segments as of March 31, 2011 and December 31, 2010:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
March 31, 2011:
Loans with no related allowance recorded:
Commercial	$890	$890	$—	$872	$35
Commercial real estate:
Non-owner occupied	1,582	1,582	—	1,582	—
Owner occupied	606	606	—	606	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	1,086	1,086	—	1,088	15
Home equity lines of credit	424	424	—	424	3
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	541	541	311	579	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	287	287	124	428	2
1-4 family investment	74	74	6	75	—
Commercial land and land development	—	—	—	—	—
Residential real estate	548	548	211	549	8
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,431	1,431	311	1,451	35
Commercial real estate:
Non-owner occupied	1,582	1,582	—	1,582	—
Owner occupied	893	893	124	1,034	2
1-4 family investment	74	74	6	75	0
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	1,634	1,634	211	1,637	23
Home equity lines of credit	424	424	—	424	3
Consumer	—	—	—	—	—
	$7,048	$7,048	$652	$7,213	$63

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2010:
Loans with no related allowance recorded:
Commercial	$741	$741	$—	$759	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,090	1,090	—	1,095	64
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	245	245	97	274	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	—	—	—	—	—
Residential real estate	551	551	215	552	28
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	$986	$986	$97	$1,033	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,641	1,641	215	1,647	92
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—
	$4,637	$4,637	$491	$4,939	$113

The recorded investment in impaired loans increased by $2,411,000 at March 31, 2011 since December 31, 2010.  This increase is attributable to two commercial loan relationships that were identified as impaired in the latter part of the first quarter.  These loans were measured for impairment and additions as deemed appropriate by management were made to the allowance for loan losses.

Impaired loans include three restructured residential real estate loans for two borrowers who were experiencing financial difficulty.  These three loans total $1,499,000 at March 31, 2011.  One loan was modified to reduce the interest rate and extend the maturity date.  The second loan was modified to reduce the interest rate and allow for interest-only payments for six months.  The third loan was modified to allow for interest-only payments for six months.  There are no commitments to extend additional funds to any impaired loans.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process including the procedures for impairment testing.  Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, if any, or the present value of expected future cash flows, or the loan’s observable market value.  Any shortfall that exists from this analysis results in a specific allowance for the loan.  Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible.  Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is not reasonably assured.  These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value.  Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments.  Individual loan analyses are performed quarterly on specific loans considered to be impaired.  The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the three months ended March 31, 2011 and the year ended December 31, 2010 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of March 31, 2011:
Beginning balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973
Charge-offs	3	—	5	5	—	1	—	1	—	15
Recoveries	9	—	—	—	—	—	—	—	—	9
Provision	187	1	(83)	14	2	(7)	2	—	—	116
Ending balance	$778	$398	$479	$370	$329	$640	$65	$24	$—	$3,083

Ending balance: individually evaluated for impairment	$311	$—	$124	$6	$—	$211	$—	$—	$—	$652

Ending balance: collectively evaluated for impairment	$467	$398	$355	$364	$329	$429	$65	$24	$—	$2,431

Loans as of March 31, 2011:
Ending balance	$12,297	$35,578	$31,184	$28,786	$11,721	$46,231	$10,749	$2,660	$—	$179,206

Ending balance: individually evaluated for impairment	$1,431	$1,582	$893	$74	$1,010	$1,634	$424	$—	$—	$7,048

Ending balance: collectively evaluated for impairment	$10,866	$33,996	$30,291	$28,712	$10,711	$44,597	$10,325	$2,660	$—	$172,158

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2010:
Ending balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973

Ending balance: individually evaluated for impairment	$97	$—	$170	$9	$—	$215	$—	$—	$—	$491

Ending balance: collectively evaluated for impairment	$488	$397	$397	$352	$327	$433	$63	$25	$—	$2,482

Loans as of December 31, 2010:
Ending balance	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$—	$178,037

Ending balance: individually evaluated for impairment	$986	$—	$499	$77	$1,010	$1,641	$424	$—	$—	$4,637

Ending balance: collectively evaluated for impairment	$11,578	$32,898	$31,441	$29,134	$10,737	$44,841	$9,841	$2,930	$—	$173,400

The following summarizes the changes in the allowance for loan losses for the three months ended March 31, 2011 and the year ended December 31, 2010:

	March 31, 2011	December 31, 2010
	(In thousands)
Beginning balance — January 1	$2,973	$2,560
Provision charged to operations	116	1,506
Recoveries on charged off loans	9	14
Loans charged off	(15)	(1,107)

Ending balance	$3,083	$2,973

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

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

Guarantors: Guarantees can differ substantially in enhancing the risk rating assigned to a loan or lending commitment.  In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and be from an individual or entity with substantial financial strength and a vested interest in the success of the borrower.

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

2 —Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

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

5 - Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.  Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification.  Loans for which economic or market conditions which are beginning to adversely affect the borrower may be so rated.  An adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be best handled by this rating.  Loans in which actual weaknesses are evident and significant should be considered for more serious criticism.  In cases where the credit is weak but trends are improving, and/or collateral support is within normal advance margins, consideration should be given for the next higher rating.

6 — Substandard

A substandard loan is inadequately protected by the current sound worth and paying capacity of the borrower or by the collateral pledged, if any.  Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  These loans, even if apparently protected by collateral value, have well-defined weaknesses related to adverse financial, managerial, economic, market, or political conditions which have clearly jeopardized repayment of principal and interest as originally intended.  They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.  All loans in nonaccrual status may be rated no higher than substandard.

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

8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

worthless asset even though a partial recovery may be effected in the future.  When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate.  However, the Bank will not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts.  Losses are recorded in the period the asset becomes uncollectible.

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of March 31, 2011 and December 31, 2010:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

March 31, 2011:
1 — Excellent	$21	$—	$—	$—	$—	$—	$—	$—	$21
2 — Good	1,534	640	2,945	—	285	—	—	—	5,404
3 — Satisfactory	7,037	26,046	19,196	23,320	8,201	43,629	9,446	2,660	139,535
4 — Watch	809	4,064	5,725	3,449	1,591	335	710	—	16,683
5 — Special Mention	960	4,199	1,493	1,111	384	198	38	—	8,383
6 — Substandard	1,936	629	1,825	906	1,260	2,069	555	—	9,180
7 — Doubtful	—	—	—	—	—	—	—	—	—
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$12,297	$35,578	$31,184	$28,786	$11,721	$46,231	$10,749	$2,660	$179,206

December 31, 2010:
1 — Excellent	$22	$—	$—	$—	$—	$—	$—	$—	$22
2 — Good	1,394	597	2,990	—	295	—	—	—	5,276
3 — Satisfactory	7,130	23,748	19,654	23,428	8,047	44,001	8,818	2,930	137,756
4 — Watch	1,677	4,099	6,361	3,134	1,703	300	852	—	18,126
5 — Special Mention	987	3,856	1,501	1,450	442	60	40	—	8,336
6 — Substandard	1,194	598	1,434	1,199	1,260	2,121	555	—	8,361
7 — Doubtful	160	—	—	—	—	—	—	—	160
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$178,037

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at March 31, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Note 6 — Stock Option Plan

In January 2009, Riverview implemented a non-qualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of Riverview’s common stock to secure, retain and motivate Riverview’s directors, officers and key employees and to align such persons’ interests with those of the shareholders.  Shares of Riverview’s common stock that may be issued or transferred under this plan shall not exceed 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following

Note 6 — Stock Option Plan (Continued)

the grant date, and the expiration date is ten years following the grant date.  As of March 31, 2011, none of the option grants were vested or exercisable.

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

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized is $46,000, out of which $5,000 was recorded during the first three months of 2011.  The remaining unrecognized compensation expense as of March 31, 2011 is $75,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,720,000 in financial and performance letters of credit as of March 31, 2011.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2011 for guarantees under letters of credit is not material.

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At March 31, 2011, Riverview had no liabilities subject to fair value reporting requirements.

For investment securities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
March 31, 2011:
U.S. Government agencies	$1,609	$—	$1,609	$—
State and municipal	17,158	—	17,158	—
Mortgage-backed securities	27,990	—	27,990	—
Securities available for sale	$46,757	$—	$46,757	$—
December 31, 2010:
U.S. Government agencies	$1,326	$—	$1,326	$—
State and municipal	16,832	—	16,832	—
Mortgage-backed securities	30,538	—	30,538	—
Securities available for sale	$48,696	$—	$48,696	$—

For financial assets measured at estimated fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at March 31, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
		(In thousands)
March 31, 2011:
Loans held for sale	$—	$379	$—	$379	$—
Other real estate owned	—	297	—	297	—
Impaired loans, net of related allowance	—	276	522	798	—
Total	$—	$952	$522	$1,474	$—

December 31, 2010:
Loans held for sale	$—	$322	$—	$322	$—
Other real estate owned	—	230	—	230	—
Impaired loans, net of related allowance	—	—	881	881	—
Total	$—	$552	$881	$1,433	$—

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at March 31, 2011:

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account, the remaining terms of the agreements and the counterparties’ credit standing.  The estimated fair values of the Riverview’s financial instruments were as follows:

	March 31, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,858	$30,858	$30,121	$30,121
Interest bearing time deposits	250	250	350	350
Investment securities	46,757	46,757	48,696	48,696
Mortgage loans held for sale	379	379	322	322
Loans, net	176,123	176,076	175,064	175,055
Accrued interest receivable	925	925	896	896
Restricted investments in bank stocks	2,217	2,217	2,311	2,311

Financial liabilities:
Deposits	236,938	234,458	237,272	235,883
Short-term borrowings	1,136	1,137	968	968
Long-term borrowings	10,682	10,863	10,683	10,963
Accrued interest payable	238	238	271	271

Off balance sheet financial instruments	—	—	—	—

Note 9 — New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures, will be required for periods beginning or after December 15, 2010.  Riverview has included the required disclosures in its consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting, which requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.

In March 2011, the SEC issued Staff Accounting Bulletin (SAB) 114.  This SAB revises or rescinds portions of the interpretive guidance included in the codification of the Staff Accounting Bulletin Series.  This update is intended to make the relevant interpretive guidance consistent with current authoritative accounting guidance issued as a part of the FASB’s Codification.  The principal changes involve revision or removal of accounting guidance references and other conforming changes to ensure consistency of referencing through the SAB Series.  The effective date for SAB 114 is March 28, 2011.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on

Note 9 — New Accounting Pronouncements (Continued)

a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Riverview is currently assessing the impact that ASU 2011-02 will have on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited financial statements for Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”).  Riverview’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as Riverview’s December 31, 2010 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect Riverview’s operations including the impact of the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act, (v) funding costs, (vi) volatilities in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect on loan customers to repay loans, (ix) inability to achieve merger related cost savings, (x) the effects and unanticipated expenses related to the charter conversion of our banking subsidiary from a national bank to a Pennsylvania chartered bank, and (xi) other external developments which could materially affect Riverview’s business and operations.

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

Overview

Net income for the three months ended March 31, 2011 was $549,000 (or $0.31 per share) and was $1,000 less than net income of $550,000 (or $0.31 per share) for the three months ended March 31, 2010.  The annualized return on average assets was 0.81% for the three months ended March 31, 2011 as compared with 0.88% for the comparable period in 2010.  The annualized return on average equity was 8.83% for the first three months of 2011 as compared with 8.91% for the same period in 2010.  The decrease in both ratios is attributable to the increase in average assets and average equity as of the first quarter of 2011 as compared with the first quarter of 2010.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011			2010
Average Balances and Average Interest Rates (Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$30,194	$239	3.21%	$30,891	$242	3.18%
Tax-exempt	17,350	244	5.70%	14,723	230	6.34%
Total securities	47,544	483	4.12%	45,614	472	4.20%
Other interest earning assets	27,299	22	0.33%	12,718	20	0.64%
Loans:
Consumer	2,039	37	7.36%	2,710	49	7.33%
Commercial	13,655	204	6.05%	12,194	181	6.02%
Real estate	163,486	2,455	6.09%	160,270	2,430	6.15%
Total loans	179,180	2,696	6.10%	175,174	2,660	6.16%

Total earning assets	254,023	3,201	5.11%	233,506	3,152	5.48%
Non-interest earning assets	21,768			20,099

Total assets	$275,791			$253,605

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$82,357	$277	1.36%	$72,964	$258	1.43%
Savings	32,766	36	0.45%	28,765	69	0.97%
Time deposits	102,645	542	2.14%	94,406	643	2.76%
Total deposits	217,768	855	1.59%	196,135	970	2.01%
Borrowings:
Short-term borrowings	878	1	0.46%	1,053	2	0.77%
Long-term borrowings	10,682	70	2.66%	10,696	68	2.58%
Total borrowings	11,560	71	2.49%	11,749	70	2.42%
Total interest bearing liabilities	229,328	926	1.64%	207,884	1,040	2.03%

Demand deposits	19,980			19,101
Other liabilities	1,277			1,578
Shareholders’ equity	25,206			25,042

Total liabilities and shareholders’ equity	$275,791			$253,605

Net interest income		$2,275			$2,112
Net interest spread			3.47%			3.45%
Net interest margin			3.63%			3.67%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended March 31, 2011, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $49,000, or 1.6%, to $3,201,000 from $3,152,000 for the three months ended March 31, 2010.  The increase was due to growth of 8.8% in the volume of average interest earning assets which totaled $254,023,000 for the first quarter of 2011 as compared to $233,506,000 for the first quarter of 2010, as a result of loan growth and an increase in other interest earning assets.  Even though total interest income increased, the yield on interest earning assets (calculated on a fully tax-equivalent basis) declined to 5.11% for the first quarter of 2011 as compared with 5.48% for the first quarter of 2010.

Total interest expense decreased $114,000, or 11.0% to $926,000 for the three months ended March 31, 2011 from $1,040,000 for the three months ended March 31, 2010.  This was attributable to a decline in total cost of funds, which decreased to 1.64% for the first quarter of 2011 from 2.03% for the same period in 2010.  The decline in the cost of funds offset the 10.3% increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $163,000, or 7.7%, to $2,275,000 for the three months ended March 31, 2011 from $2,112,000 for the three months ended March 31, 2010.  Riverview’s net interest spread increased to 3.47% for the three months ended March 31, 2011 from 3.45% for the three months ended March 31, 2010, while its net interest margin decreased to 3.63% for the three months ended March 31, 2011 from 3.67% for the three months ended March 31, 2010.  The decrease in cost of funds was enough to offset the decline in the yield on interest earning assets, which caused little change in the net interest spread and net interest margin at March 31, 2011 as compared with March 31, 2010.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision recorded for the three months ended March 31, 2011 was $116,000 as compared with none that was recorded for the three months ended March 31, 2010.  The provision passed for the first quarter of 2011 was driven primarily by a specific allocation made to the allowance resulting from an impairment measurement on commercial loans to a business which failed during the quarter.  The allowance for loan losses was $3,083,000 or 1.72% of total loans outstanding at March 31, 2011 as compared with $2,026,000, or 1.15% of total loans at March 31, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at March 31, 2011 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
Non-Interest Income		Increase/(Decrease)
(Dollars in thousands)	2011	Amount	%	2010
Service charges on deposit accounts	$73	$1	1.4%	$72
Other service charges and fees	85	(54)	(38.8)%	139
Earnings on cash value of life insurance	60	(3)	(4.8)%	63
Gain on sale of available for sale securities	236	232	5800.0%	4
Gain from the sale of mortgage loans	43	(29)	(40.3)%	72
	$497	$147	42.0%	$350

Non-interest income is an important component of net income for Riverview, representing 18.6% of total revenues (comprised of net interest income and non-interest income) for the first three months of 2011 as compared with 14.8% for the first three months of 2010.  Total non-interest income increased 42.0% in the first three months of 2011 as compared with the first three months of 2010 and is attributable to the gain from the sale of available for sale securities which offset the decline in non-interest income from other service charges and fees, earnings from the cash value of life insurance and gains from the sale of mortgage loans.  The 38.8% decrease in other service charges and fees reflects the impact of recording a servicing asset during the earlier part of 2010.  During 2011, the Bank recorded less of a gain from the sale of mortgage loans as a result of a decrease in the volume of loans available for sale servicing released to Freddie Mac as compared with 2010.

Non-Interest Expense

Non-interest expenses, which include salary, occupancy, equipment and all other expenses incidental to the operation of Riverview, increased $198,000 or 12.0% in comparing the first quarter of 2011 with the first quarter of 2010.

The following table presents the components of non-interest expense for the first three months of 2011 and 2010.

	Three Months Ended March 31,
Non-Interest Expense		Increase/(Decrease)
(Dollars in thousands)	2011	Amount	%	2010
Salaries and employee benefits	$940	$106	12.7%	$834
Occupancy expense	201	2	1.0%	199
Equipment expense	98	1	1.0%	97
Telecommunications and processing charges	150	33	28.2%	117
Postage and office supplies	50	4	8.7%	46
FDIC premium	99	9	10.0%	90
Bank shares tax expense	69	2	3.0%	67
Directors’ compensation	60	(4)	(6.3)%	64
Professional services	47	17	56.7%	30
Other expenses	131	28	27.2%`	103
	$1,845	$198	12.0%	$1,647

The increase of $198,000 or 12.0% in total non-interest expenses is attributable to the Bank’s overall growth.  Specific expenses that had the greatest impact on increasing non-interest expenses included:

•                  higher salary and payroll tax expenses due to staff additions;

•                  increased medical benefit premiums;

•                  higher telecommunications costs associated with temporary telephone system redundancies as part of a conversion process; and

•                  increased professional services associated with higher legal costs that were related to various projects which included the implementation of a dividend reinvestment plan; the filing of a protective petition to claim tax credits relating to bank shares tax payments made in prior years; and a change in the Bank’s charter.

Provision for Federal Income Taxes

The income tax expense was $168,000 for the first quarter of 2011, a decrease of $1,000, or 0.6%, compared to $169,000 for the first quarter of 2010.  Respectively, the provisions reflect effective tax rates of approximately 23.4% for 2011 and 23.5% for 2010.  The effective tax rate remained somewhat consistent from year to year.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of March 31, 2011 and December 31, 2010.

Investment Securities	March 31,	December 31,
(In thousands)	2011	2010
Available for Sale Securities (at fair value):
U.S. Government agencies	$1,609	$1,326
State and municipal	17,158	16,832
Mortgage-backed securities	27,990	30,538
Total	$46,757	$48,696

Since the year end, total investment securities decreased as a result of maturities and repayments.  None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Securities issued by these three agencies contain additional guarantees that make them among the most creditworthy investments available.

  No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of March 31, 2011.

Riverview’s investment in the stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  In late December 2008, the FHLB announced that it suspended the payment of dividends and the repurchase of current excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  Based upon its agreement with its member banks, the FHLB is not generally required to redeem membership stock until five years after the membership has terminated.  However, in February 2011, as a good faith gesture, the FHLB redeemed for the second time since October 2010 approximately 5% of current excess outstanding stock.  As a result, Riverview’s FHLB stock holdings were reduced to 17,867 shares, equivalent to $1,786,700 as of March 31, 2011.  Based on the financial results of the FHLB for the year ended December 31, 2010, management believes that the suspension of the dividend payment is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $1,169,000, or 0.7%, to $179,206,000 at March 31, 2011 from $178,037,000 at December 31, 2010.  Loan growth since the 2010 year end is centered in commercial and construction real estate loans which increased 1.4% and home equity lines of credit which increased 4.7%.  These increases were offset by a 9% decline in consumer installment loans, a 2% decline in commercial loans and a 0.5% decline in residential real estate loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of March 31, 2011 and December 31, 2010:

Non-Performing Assets	March 31,	December 31,
(Dollars in thousands)	2011	2010
Accruing loans past due 90 days	$—	$1,535
Non-accrual loans	4,327	2,779
Total non-performing loans	4,327	4,314

Foreclosed real estate	297	230
Total non-performing assets	$4,624	$4,544

Non-performing loans to total loans	2.41%	2.42%
Non-performing assets to total assets	1.68%	1.65%
Allowance to non-performing loans	71.25%	68.92%

The non-performing asset ratios presented in the table reflect some deterioration in the credit quality of the loan portfolio since the 2010 year end.  Through the first three months of 2011, the Bank experienced an increase of $13,000 in total non-performing loans due to a decrease of $1,535,000 in accruing loans past due 90 days, which offset the increase of $1,548,000 in non-accrual loans.  The increase in total non-performing assets as of March 31, 2011 as compared with the 2010 year end is attributable to an additional property acquired through foreclosure in the first quarter of 2011.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $297,000 in real estate acquired through foreclosure as of March 31, 2011 as compared with $230,000 as of December 31, 2010.  The real estate consists of two residential properties located in one of the communities serviced by Riverview.  The increase at March 31, 2011 from December 31, 2010 is due to the foreclosure of one residential property during the first quarter of 2011.  Riverview expects to be able to sell the outstanding properties during 2011 with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio generally continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of March 31, 2011 and December 31, 2010.

(Dollars in thousands)	March 31, 2011	December 31, 2010
Loans to Lessors of:
Residential buildings and dwellings	$36,359	$35,232
Nonresidential buildings	23,133	21,838

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested significant exposures in these portfolios in 2010 by applying a 10% reduction in rents and determined that the loans can still generally perform as agreed.  To date, the performance of these portfolios continues to be good, with acceptable delinquency levels and no losses for the first three months of 2011.

The first quarter of 2011 saw minimal, but positive absorption of available office space, with vacancy rates remaining stable.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed daily as to their status.  Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $116,000 was made to the allowance for loan losses for the three months ended March 31, 2011.  Management determined that the total of the allocated and unallocated portions of the allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses	March 31,
(Dollars in thousands)	2011	2010
Beginning balance	$2,973	$2,560
Provision for loan losses	116	—

Charge-offs:
Commercial, financial, agricultural	3	540
Real estate commercial	5	—
Real estate mortgage	6	—
Installments	1	—
Total charge-offs	15	540

Recoveries:
Commercial, financial, agricultural	9	6
Real estate mortgage	—	—
Installments	—	—
Total recoveries	9	6

Net charge-offs	6	534

Ending balance	$3,083	$2,026

Net charge-offs to average loans (annualized)	0.01%	1.22%
Allowance for loan losses to total loans	1.72%	1.15%

The increase in the allowance for loan losses as a percentage of total loans as of March 31, 2011 as compared with March 31, 2010 is reflective primarily of an increase in the qualitative factors applied to unimpaired loan pools, warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with the continued slow economic recovery.  Also in determining the allowance for loan losses, the Bank identified separate loan pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risks inherent in the portfolio by refining the pools of assets with similar risk characteristics.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at March 31, 2011 were $236,938,000, a decrease of $334,000, or (0.1%), from total deposits of $237,272,000 at December 31, 2010.  While noninterest bearing deposits increased $3,063,000, or 16.6% at March 31, 2011 since the 2010 year end, interest bearing deposits declined $3,397,000, or (1.6%).

Shareholders’ Equity and Capital Adequacy

At March 31, 2011, shareholders’ equity for Riverview totaled $25,260,000, an increase of $333,000 or 1.3%, over December 31, 2010.  The increase was due to net income of $549,000, less the payment of dividends for $218,000, an increase of $5,000 to surplus to reflect the compensation cost associated with option grants, a decrease of $16,000 reflecting the repurchase of common stock, and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $13,000.

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

Capital Ratios (of Bank)	March 31, 2011	December 31, 2010	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.5%	8.4%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.7%	13.8%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.0%	15.0%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At March 31, 2011, $1,391,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the three months ended March 31, 2011, which reduced retained earnings by $218,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
2/21/2011	3/15/2011	3/31/2011	Regular	$0.08/share
2/21/2011	3/15/2011	3/31/2011	Special	$0.045/share

During March 2011, Riverview approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “Plan”).  The Plan enables registered stockholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of Riverview.  Stockholders enrolled in the Plan will also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock.  A 5% discount will be applied to the purchase price of all shares purchased by the Plan.  Shares purchased by the Plan will only be made in open market or in privately negotiated transactions (or a combination of both) and will be administered by Riverview’s transfer agent.  Riverview will not offer or sell any of its treasury shares or authorized but unissued shares to the Plan, and, therefore, will not receive any proceeds from the purchase of common stock by the Plan.

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At March 31, 2011, Riverview had unfunded outstanding commitments to extend credit of $20,087,000 and outstanding letters of credit of $1,720,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 11 of the 2010 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $31,108,000 at March 31, 2011 and was comparable to the $30,471,000 that was outstanding at December 31, 2010.  While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At March 31, 2011, unpledged available-for-sale securities with a carrying value of $25,194,000 were readily available for liquidity purposes as compared with $21,298,000 at December 31, 2010.  This increase was attributable to a decline in the amount of investment securities that needed to be pledged as a result of a decrease in public fund deposits.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $100,000, were $206,567,000 at March 31, 2011 as compared to $201,714,000 at December 31, 2010.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of March 31, 2011, Riverview has access to two formal borrowing lines totaling $103,428,000 with the aggregate amount outstanding on these lines totaling $10,678,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at March 31, 2011 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 4T.                                             CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of March 31, 2011, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 1A.                 Risk Factors

Not required for smaller reporting companies.

Item  2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by Riverview of its common stock in each month of the quarter ended March 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1-31, 2011	600	$10.90	600	81,063
February 1-28, 2011	400	14.68	400	80,663
March 1-31, 2011	300	13.10	300	80,363
Total	1,300	$12.57	1,300	80,363

(1) On March 9, 2011, Riverview announced that it had reaffirmed its Stock Repurchase program to repurchase up to 4.9% of its outstanding common stock.  These shares will be purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the corporation and its insiders may be prohibited from trading in the corporation’s common stock.  As of March 31, 2011, 5,387 shares were purchased under this program.

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

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s current report on Form 8-K filed April 7, 2011.)

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2011

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	May13, 2011

EXHIBIT INDEX

3(i)

The Registrant’s Articles of Incorporation. (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s current report on Form 8-K filed April 7, 2011.)

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