Form 10-Q
period 2011-06-30
Riverview Financial Corp
filed 2011-08-12
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,742,816 shares of Common Stock, par value $0.50 per share, outstanding as of July 29, 2011.

RIVERVIEW FINANCIAL CORPORATION

PART I.             FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except share data)	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$5,833	$5,514
Interest bearing deposits	25,002	24,607
Cash and cash equivalents	30,835	30,121
Interest bearing time deposits with banks	250	350
Investment securities available for sale	45,995	48,696
Mortgage loans held for sale	165	322
Loans, net of allowance for loan losses of $3,250 - 2011; $2,973 - 2010	177,741	175,064
Premises and equipment	7,413	7,607
Accrued interest receivable	924	896
Restricted investments in bank stocks	2,128	2,311
Cash value of life insurance	5,943	5,823
Foreclosed assets	230	230
Goodwill	1,796	1,796
Intangible assets	133	150
Other assets	1,787	1,992
Total Assets	$275,340	$275,358

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$21,850	$18,440
Demand, interest bearing	84,993	81,990
Savings and money market	33,290	32,652
Time	96,239	104,190
Total deposits	236,372	237,272
Short-term borrowings	839	968
Long-term borrowings	10,680	10,683
Accrued interest payable	227	271
Other liabilities	1,280	1,237
Total Liabilities	249,398	250,431

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2011 and 2010 1,750,003 shares; outstanding 2011 1,743,416 shares; 2010 1,745,916 shares	$875	$875
Surplus	11,290	11,280
Retained earnings	13,346	12,841
Accumulated other comprehensive loss	502	(29)
Treasury stock, at cost 2011 6,587 shares; 2010 4,087 shares	(71)	(40)
Total Shareholders’ Equity	25,942	24,927
Total Liabilities and Shareholders’ Equity	$275,340	$275,358

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2011	2010	2011	2010

Interest and Dividend Income
Loans, including fees	$2,664	$2,707	$5,350	$5,349
Investment securities - taxable	249	260	488	502
Investment securities - tax exempt	157	136	318	288
Interest-bearing deposits	18	9	33	23
Dividends	6	6	12	12
Total Interest Income	3,094	3,118	6,201	6,174

Interest Expense
Deposits	855	923	1,710	1,893
Short-term borrowings	1	2	2	4
Long-term debt	71	68	141	136

Total Interest Expense	927	993	1,853	2,033

Net Interest Income	2,167	2,125	4,348	4,141

Provision for Loan Losses	167	289	283	289

Net Interest Income after Provision for Loan Losses	2,000	1,836	4,065	3,852

Noninterest Income
Service charges on deposit accounts	65	84	138	156
Other service charges and fees	94	98	179	237
Earnings on cash value of life insurance	60	63	120	126
Gain on sale of available for sale securities	—	—	236	4
Gain on sale of other real estate owned	9	—	9	—
Gain on sale of mortgage loans	22	42	65	114
Total Noninterest Income	250	287	747	637

Noninterest Expenses
Salaries and employee benefits	880	798	1,820	1,632
Occupancy expenses	174	168	375	367
Equipment expenses	107	102	205	199
Telecommunication and processing charges	154	124	304	241
Postage and office supplies	47	50	97	96
FDIC premiums	60	90	159	180
Bank shares tax expense	68	66	137	133
Directors’ compensation	61	63	121	127
Professional services	60	46	107	76
Other expenses	159	136	290	239

Total Noninterest Expenses	1,770	1,643	3,615	3,290

Income before Income Taxes	480	480	1,197	1,199

Applicable Federal Income Taxes	88	90	256	259

Net Income	$392	$390	$941	$940

Basic Earnings Per Share	$0.23	$0.23	$0.54	$0.54
Diluted Earnings Per Share	$0.22	$0.23	$0.54	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2011 and 2010

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance — January 1, 2010	$875	$11,252	$12,429	$161	$—	$24,717

Comprehensive income:
Net income	—	—	940	—	—	940
Other comprehensive income	—	—	—	430	—	430

Total Comprehensive Income						1,370

Compensation cost of option grants	—	17	—	—	—	17

Cash dividends, $0.25 per share	—	—	(438)	—	—	(438)

Balance — June 30, 2010	$875	$11,269	$12,931	$591	$—	$25,666

Balance — January 1, 2011	$875	$11,280	$12,841	$(29)	$(40)	$24,927

Comprehensive income:
Net income	—	—	941	—	—	941
Other comprehensive income	—	—	—	531	—	531

Total Comprehensive Income						1,472

Compensation cost of option grants	—	10	—	—	—	10

Cash dividends, $0.25 per share	—	—	(436)	—	—	(436)

Repurchase common stock	—	—	—	—	(31)	(31)

Balance —June 30, 2011	$875	$11,290	$13,346	$502	$(71)	$25,942

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$941	$940
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	273	274
Provision for loan losses	283	289
Granting of stock options	10	17
Net amortization of premiums on securities available for sale	91	136
Net realized gain on sale of foreclosed real estate	(9)	—
Net realized gain on sale of securities available for sale	(236)	(4)
Amortization of intangible assets	17	14
Deferred income taxes	(103)	98
Proceeds from sale of mortgage loans	3,110	4,642
Net gain on sale of mortgage loans	(65)	(114)
Mortgage loans originated for sale	(2,888)	(4,528)
Earnings on cash value of life insurance, net	(120)	(125)
(Increase) decrease in accrued interest receivable and other assets	7	(168)
Decrease in accrued interest payable and other liabilities	(1)	(423)

Net Cash Provided by Operating Activities	1,310	1,048

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits with banks	100	2,350
Securities available for sale:
Purchases	(14,410)	(28,701)
Proceeds from maturities, calls and principal repayments	3,814	5,595
Proceeds from sales	14,246	6,174
Net decrease in restricted investments in bank stock	183	—
Proceeds from the sale of other real estate owned	76	105
Net increase in loans	(3,027)	(8,042)
Purchases of premises and equipment	(79)	(142)

Net Cash Provided by (Used in) Investing Activities	903	(22,661)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(900)	6,479
Net increase (decrease) in securities sold under agreements to repurchase	(129)	203
Payments on long-term borrowings	(3)	(7)
Purchase of treasury stock	(31)	—
Dividends paid	(436)	(438)

Net Cash Provided by (Used in) Financing Activities	(1,499)	6,237

Net Increase (Decrease) in Cash and Cash Equivalents	714	(15,376)

Cash and Cash Equivalents - Beginning	30,121	24,833

Cash and Cash Equivalents - Ending	$30,835	$9,457

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Six Months Ended
	June 30,
	2011	2010
	(In thousands)
Supplemental Disclosures of Cash Flows Information
Interest paid	$1,897	$2,121
Income taxes paid	$221	$117

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$67	$138

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations

Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”) provide loan, deposit and other commercial banking services through three full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania, one full service office in Tower City, Schuylkill County, Pennsylvania, and four full service and one drive-up office in Halifax, Millersburg, Elizabethville and Harrisburg, Dauphin County, Pennsylvania.  Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  On March 14, 2011, the Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a state-chartered bank.  The Bank received approval in June 2011 and the conversion is expected to be completed effective November 18, 2011.  In addition, on August 1, 2011 the Bank opened a loan production office in Cressona, Schuylkill County, Pennsylvania.

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

Operating results for the six-months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the

Note 1 — Summary of Significant Accounting Policies (Continued)

date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ significantly from those estimates.

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

Note 2 — Comprehensive Income (Continued)

The only comprehensive income item that Riverview presently has is unrealized gains on securities available for sale.  The components of the change in unrealized gains are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010
Unrealized holding gains arising during the period	$784	$473	$1,040	$655
Reclassification of gains realized in net income	—	—	(236)	(4)
	784	473	804	651
Deferred income tax effect	266	161	273	221
Change in accumulated other comprehensive income	$518	$312	$531	$430

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2011	2010	2011	2010
Net income applicable to common stock	$392	$390	$941	$940

Weighted-average common shares outstanding	1,743,857	1,750,003	1,744,520	1,750,003
Effect of dilutive securities, stock options	4,968	—	2,484	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,748,825	1,750,003	1,747,005	1,750,003

Basic earnings per share	$0.23	$0.23	$0.54	$0.54
Diluted earnings per share	$0.22	$0.23	$0.54	$0.54

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standard dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security

Note 4 — Investment Securities Available for Sale (Continued)

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

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies	$1,603	$6	$—	$1,609
State and municipal	16,818	315	(84)	17,049
Mortgage-backed securities	26,814	523	—	27,337
	$45,235	$844	$(84)	$45,995

	December 31, 2010
U.S. Government agencies	$1,316	$10	$—	$1,326
State and municipal	17,350	50	(568)	16,832
Mortgage-backed securities	30,074	487	(23)	30,538
	$48,740	$547	$(591)	$48,696

Securities with an amortized cost of $21,017,000 and a fair value of $21,283,000 on June 30, 2011 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at June 30, 2011 in comparison with December 31, 2010 is aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011:
Available for Sale:
State and municipal	$4,444	$(84)	$—	$—	$4,444	$(84)
	$4,444	$(84)	$—	$—	$4,444	$(84)
December 31, 2010:
Available for Sale:
State and municipal	$9,640	$(568)	$—	$—	$9,640	$(568)
Mortgage-backed securities	2,582	(23)	—	—	2,582	(23)
	$12,222	$(591)	$—	$—	$12,222	$(591)

Note 4 — Investment Securities Available for Sale (Continued)

At June 30, 2011, seven securities had unrealized losses.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  In evaluating whether an investment security is other-than-temporarily impaired, consideration is given to the length of time and the extent to which the fair value of a security has been less than cost, and the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.  None of the securities in the portfolio were considered to be other than temporarily impaired at June 30, 2011.

As part of the Bank’s strategy to reduce some of the risk inherent within the investment portfolio, Riverview sold six available for sale securities during the first six months of 2011 and received proceeds of $14,246,000.  On a year to date basis, gross realized gains amounted to $236,000 and gross realized losses were zero, resulting in a $236,000 net gain on the sale.

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following table presents an aging of loans receivable by loan portfolio segments as of June 30, 2011 and December 31, 2010, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

June 30, 2011:
Commercial	$354	$33	$567	$954	$11,390	$12,344	$—
Commercial real estate:
Non-owner occupied	794	398	1,081	2,273	35,197	37,470	—
Owner occupied	118	245	710	1,073	31,556	32,629	—
1-4 family investment	46	—	94	140	28,134	28,274	94
Commercial land and land development	690	225	1,010	1,925	9,249	11,174	—
Residential real estate	415	—	1,103	1,518	43,621	45,139	1,103
Home equity lines of credit	—	424	—	424	10,768	11,192	—
Consumer	14	2	—	16	2,753	2,769	—
Total	$2,431	$1,327	$4,565	$8,323	$172,668	$180,991	$1,197

December 31, 2010:
Commercial	$—	$81	$269	$350	$12,214	$12,564	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	32,898	32,898	—
Owner occupied	348	—	384	732	31,208	31,940	—
1-4 family investment	112	95	67	274	28,937	29,211	—
Commercial land and land development	229	—	1,010	1,239	10,508	11,747	—
Residential real estate	250	98	1,230	1,578	44,904	46,482	1,111
Home equity lines of credit	—	—	527	527	9,738	10,265	424
Consumer	62	—	—	62	2,868	2,930	—
Total	$1,001	$274	$3,487	$4,762	$173,275	$178,037	$1,535

The recorded investment in loans greater than 90 days and still accruing was $1,197,000 at June 30, 2011 as compared with $1,535,000 at December 31, 2010.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $4,043,000 and $2,779,000 at June 30, 2011 and December 31, 2010, respectively.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $125,000 for the six months ended June 30, 2011 and $138,000 for the twelve months ended December 31, 2010, respectively.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents loans by loan portfolio segments that were on a nonaccrual status as of June 30, 2011 and December 31, 2010:

(In thousands)	June 30, 2011	December 31, 2010
Commercial	$567	$1,010
Commercial real estate:
Non-owner occupied	1,568	—
Owner occupied	710	384
1-4 family investment	—	144
Commercial land and land development	1,010	1,010
Residential real estate	103	128
Home equity lines of credit	85	103
Consumer	—	—
Total	$4,043	$2,779

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents impaired loans by loan portfolio segments as of June 30, 2011 and December 31, 2010:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
June 30, 2011:
Loans with no related allowance recorded:
Commercial	$900	$900	$—	$892	$44
Commercial real estate:
Non-owner occupied	1,568	1,568	—	1,576	—
Owner occupied	367	367	—	367	—
1-4 family investment	302	302	—	302	9
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	1,355	1,355	—	1,358	39
Home equity lines of credit	508	508	—	518	7
Consumer	13	13	—	14	—

Loans with an allowance recorded:
Commercial	437	437	396	541	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	343	343	123	471	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	—	—	—	—	—
Residential real estate	690	690	285	689	21
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,337	1,337	396	1,433	44
Commercial real estate:
Non-owner occupied	1,568	1,568	—	1,576	—
Owner occupied	710	710	123	838	—
1-4 family investment	302	302	—	302	9
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	2,045	2,045	285	2,047	60
Home equity lines of credit	508	508	—	518	7
Consumer	13	13	—	14	—
	$7,493	$7,493	$804	$7,738	$120

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2010:
Loans with no related allowance recorded:
Commercial	$741	$741	$—	$759	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,090	1,090	—	1,095	64
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	245	245	97	274	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	—	—	—	—	—
Residential real estate	551	551	215	552	28
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	$986	$986	$97	$1,033	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,641	1,641	215	1,647	92
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—
	$4,637	$4,637	$491	$4,939	$113

The recorded investment in impaired loans increased by $2,856,000 at June 30, 2011 since December 31, 2010.  This increase is attributable primarily to two commercial loan relationships that were identified as impaired in the latter part of the first quarter of 2011, and one commercial relationship and two residential real estate loans that were identified as impaired in the second quarter of 2011.  These loans were measured for impairment and additions as deemed appropriate by management were made to the allowance for loan losses.

Impaired loans also include all loans modified as troubled debt restructurings (“TDR”).  A loan is deemed to be TDR when the Bank agrees to a modification in the terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty.  There were thirteen restructured loans at June 30, 2011 totaling $3,081,000 to six separate and unrelated borrowers who were experiencing financial difficulty.  The modifications on these loans include reductions in interest rates, extension of maturity dates and provisions for interest only payments for a

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

period of time.  There are no commitments to extend additional funds to any impaired loans.

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the six months ended June 30, 2011 and the year ended December 31, 2010 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of June 30, 2011:
Beginning balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973
Charge-offs	3	—	5	5	—	1	—	1	—	15
Recoveries	9	—	—	—	—	—	—	—	—	9
Provision	280	21	(64)	4	(13)	52	2	1	—	283
Ending balance	$871	$418	$498	$360	$314	$699	$65	$25	$—	$3,250

Ending balance: individually evaluated for impairment	$396	$—	$123	$—	$—	$285	$—	$—	$—	$804

Ending balance: collectively evaluated for impairment	$475	$418	$375	$360	$314	$414	$65	$25	$—	$2,446

Loans as of June 30, 2011:
Ending balance	$12,344	$37,470	$32,629	$28,274	$11,174	$45,139	$11,192	$2,769	$—	$180,991

Ending balance: individually evaluated for impairment	$1,337	$1,568	$710	$302	$1,010	$2,045	$508	$13	$—	$7,493

Ending balance: collectively evaluated for impairment	$11,007	$35,902	$31,919	$27,972	$10,164	$43,094	$10,684	$2,756	$—	$173,498

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2010:
Ending balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973

Ending balance: individually evaluated for impairment	$97	$—	$170	$9	$—	$215	$—	$—	$—	$491

Ending balance: collectively evaluated for impairment	$488	$397	$397	$352	$327	$433	$63	$25	$—	$2,482

Loans as of December 31, 2010:
Ending balance	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$—	$178,037

Ending balance: individually evaluated for impairment	$986	$—	$499	$77	$1,010	$1,641	$424	$—	$—	$4,637

Ending balance: collectively evaluated for impairment	$11,578	$32,898	$31,441	$29,134	$10,737	$44,841	$9,841	$2,930	$—	$173,400

The following summarizes the changes in the allowance for loan losses for the six months ended June 30, 2011 and the year ended December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)
Beginning balance – January 1	$2,973	$2,560
Provision charged to operations	283	1,506
Recoveries on charged off loans	9	14
Loans charged off	(15)	(1,107)

Ending balance	$3,250	$2,973

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

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of June 30, 2011 and December 31, 2010:

		Commercial Real Estate					Home
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer	Total

June 30, 2011:
1 – Excellent	$5	$—	$—	$—	$—	$—	$—	$—	$5
2 – Good	1,560	371	2,908	78	278	—	—	—	5,195
3 – Satisfactory	7,260	28,623	21,027	22,814	7,593	42,565	9,483	2,756	142,121
4 – Watch	750	3,678	5,459	3,067	1,717	53	1,139	—	15,863
5 – Special Mention	895	4,171	1,486	1,108	326	60	34	—	8,080
6 – Substandard	1,874	627	1,749	1,207	1,260	2,461	536	13	9,727
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—
Total	$12,344	$37,470	$32,629	$28,274	$11,174	$45,139	$11,192	$2,769	$180,991

December 31, 2010:
1 – Excellent	$22	$—	$—	$—	$—	$—	$—	$—	$22
2 – Good	1,394	597	2,990	—	295	—	—	—	5,276
3 – Satisfactory	7,130	23,748	19,654	23,428	8,047	44,001	8,818	2,930	137,756
4 – Watch	1,677	4,099	6,361	3,134	1,703	300	852	—	18,126
5 – Special Mention	987	3,856	1,501	1,450	442	60	40	—	8,336
6 – Substandard	1,194	598	1,434	1,199	1,260	2,121	555	—	8,361
7 – Doubtful	160	—	—	—	—	—	—	—	160
8 – Loss	—	—	—	—	—	—	—	—	—
Total	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$178,037

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

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

the grant date, and the expiration date is ten years following the grant date.  As of June 30, 2011, none of the option grants were vested or exercisable.

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

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized is $51,000, out of which $10,000 was recorded during the first six months of 2011.  The remaining unrecognized compensation expense as of June 30, 2011 is $70,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $1,717,000 in financial and performance letters of credit as of June 30, 2011.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of June 30, 2011 for guarantees under letters of credit is not material.

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At June 30, 2011, Riverview had no liabilities subject to fair value reporting requirements.

For investment securities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2011:
U.S. Government agencies	$1,609	$—	$1,609	$—
State and municipal	17,049	—	17,049	—
Mortgage-backed securities	27,337	—	27,337	—
Securities available for sale	$45,995	$—	$45,995	$—
December 31, 2010:
U.S. Government agencies	$1,326	$—	$1,326	$—
State and municipal	16,832	—	16,832	—
Mortgage-backed securities	30,538	—	30,538	—
Securities available for sale	$48,696	$—	$48,696	$—

For financial assets measured at estimated fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
		(In thousands)
June 30, 2011:
Loans held for sale	$—	$165	$—	$165	$—
Other real estate owned	—	230	—	230	—
Impaired loans, net of related allowance	—	275	447	722	—
Total	$—	$670	$447	$1,117	$—

December 31, 2010:
Loans held for sale	$—	$322	$—	$322	$—
Other real estate owned	—	230	—	230	—
Impaired loans, net of related allowance	—	—	881	881	—
Total	$—	$552	$881	$1,433	$—

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

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at June 30, 2011:

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of Riverview’s financial instruments as of June 30, 2011 and December 31, 2010 are presented as follows:

	June 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$30,835	$30,835	$30,121	$30,121
Interest bearing time deposits	250	250	350	350
Investment securities	45,995	45,995	48,696	48,696
Mortgage loans held for sale	165	165	322	322
Loans, net	177,741	179,821	175,064	175,055
Accrued interest receivable	924	924	896	896
Restricted investments in bank stocks	2,128	2,128	2,311	2,311

Financial liabilities:
Deposits	236,372	232,043	237,272	235,883
Short-term borrowings	839	839	968	968
Long-term borrowings	10,680	11,066	10,683	10,963
Accrued interest payable	227	227	271	271

Off balance sheet financial instruments	—	—	—	—

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

In December 2010, the FASB issued ASU 2010-28, Intangible — Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

Note 9 — New Accounting Pronouncements (Continued)

In December 2010, the FASB issued ASU 2010-29, Business Combination (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.  The guidance requires pro forma disclosure for business combinations that occurred in the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period.  If comparative financial statements are presented, the pro forma information should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Early adoption is permitted.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting.  The rule requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  Riverview has complied with this ruling in filing its quarterly report for the period ended June 30, 2011.

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

In April 2011, the FASB issued ASU 2011-02, Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The amendments in this ASU clarify the guidance on a creditor’s evaluation of whether it has granted a concession to a debtor.  They also clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011.  Early adoption is permitted.  Retrospective application to the beginning of the annual period of adoption for modifications occurring on or after the beginning of the annual adoption period is required.  As a result of applying these amendments, an entity may identify receivables that are newly considered to be impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.   The adoption of this new guidance is not expected to have a material impact on Riverview’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-03, Transfers and Servicing (Topic 860) — Reconsideration of Effective Control for Repurchase Agreements.  The amendments in this ASU remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and (2) the collateral maintenance implementation guidance related to that criterion.  The amendments in this ASU are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  Early adoption is not permitted. Riverview is currently assessing the impact that ASU 2011-03 will have on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair

Note 9 — New Accounting Pronouncements (Continued)

value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for interim and annual periods beginning after December 15, 2011 with prospective application.  Early application is not permitted.  Riverview is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively. The amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  Early adoption is permitted because compliance with the amendments is already permitted. The amendments do not require transition disclosures.  Riverview is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

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

Overview

Net income for the six months ended June 30, 2011 was $941,000 (or $0.54 per share) and was $1,000 more than net income of $940,000 (or $0.54 per share) for the six months ended June 30, 2010.  The annualized return on average assets was 0.69% for the six months ended June 30, 2011 as compared with 0.74% for the comparable period in 2010.  The annualized return on average equity was 7.48% for the first six months of 2011 as compared with 7.52% for the same period in 2010.  The decrease in both ratios is attributable to the increase in average assets and average equity as of the second quarter of 2011 as compared with the second quarter of 2010.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended June 30, 2011 and 2010.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$28,923	$249	3.45%	$35,649	$260	2.93%
Tax-exempt	17,056	238	5.59%	13,362	206	6.19%
Total securities	45,979	487	4.25%	49,011	466	3.81%
Other interest earning assets	28,023	24	0.34%	9,379	15	0.64%
Loans:
Consumer	1,866	35	7.52%	2,399	43	7.19%
Commercial	13,208	192	5.84%	13,611	199	5.87%
Real estate	163,285	2,448	6.01%	161,338	2,482	6.17%
Total loans	178,359	2,675	6.02%	177,348	2,724	6.16%
Total earning assets	252,361	3,186	5.06%	235,738	3,205	5.45%
Non-interest earning assets	21,813			20,748

Total assets	$274,174			$256,486

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$85,023	$290	1.37%	$74,775	$272	1.46%
Savings	33,216	40	0.48%	30,559	76	1.00%
Time deposits	96,595	525	2.18%	92,053	575	2.51%
Total deposits	214,834	855	1.60%	197,387	923	1.88%
Borrowings:
Short-term borrowings	936	1	0.43%	1,223	2	0.66%
Long-term borrowings	10,681	71	2.67%	10,692	68	2.55%
Total borrowings	11,617	72	2.49%	11,915	70	2.36%
Total interest bearing liabilities	226,451	927	1.64%	209,302	993	1.90%

Demand deposits	20,726			20,331
Other liabilities	1,435			1,313
Shareholders’ equity	25,562			25,540

Total liabilities and shareholders’ equity	$274,174			$256,486

Net interest income		$2,259			$2,212
Net interest spread			3.42%			3.55%
Net interest margin			3.59%			3.76%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2011, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $19,000, or 0.6%, to $3,186,000 from $3,205,000 for the three months ended June 30, 2010.  The decrease was due to a decline in the yield of total earning assets to 5.06% for the three months ended June 30, 2011 from 5.45% for the three months ended June 30, 2010.  This decline occurred even though the volume of average earning assets increased to $252,361,000 for the second quarter of 2011 as compared to $235,738,000 for the second quarter of 2010 as a result of loan growth and an increase in other interest earning assets.  The decline in the loan yield to 6.02% as of the second quarter of 2011 from 6.16% as of the second quarter of 2010 contributed to lowering the yield on total earning assets.  In addition, the fact that other interest earning assets increased $18,644,000 for the three months ended June 30, 2011 as compared with the three months ended June 30, 2010 meant that there were more assets earning the lowest asset yield of 0.34% during the second quarter of 2011.

Total interest expense decreased $66,000, or 6.6% to $927,000 for the three months ended June 30, 2011 from $993,000 for the three months ended June 30, 2010.  This was attributable to a 26 basis point decline in total cost of funds, which decreased to1.64% for the second quarter of 2011 from 1.90% for the same period in 2010.  The decline in the cost of funds offset the 8.2% increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $47,000, to $2,259,000 for the three months ended June 30, 2011 from $2,212,000 for the three months ended June 30, 2010.  Riverview’s net interest spread decreased to 3.42% for the three months ended June 30, 2011 from 3.55% for the three months ended June 30, 2010, while its net interest margin decreased to 3.59% for the three months ended June 30, 2011 from 3.76% for the three months ended June 30, 2010.  The decrease in cost of funds was not enough to offset the decline in the yield on interest earning assets, which had the impact of compressing the net interest spread and net interest margin at June 30, 2011 as compared with June 30, 2010.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the six months ended June 30, 2011 and 2010.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Six Months Ended
	June 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$29,555	$488	3.33%	$33,283	$502	3.04%
Tax-exempt	17,202	482	5.65%	14,038	436	6.27%
Total securities	46,757	970	4.18%	47,321	938	4.00%
Other interest earning assets	27,663	45	0.33%	11,039	35	0.64%
Loans:
Consumer	1,952	72	7.44%	2,554	92	7.26%
Commercial	13,430	397	5.96%	12,866	380	5.96%
Real estate	163,385	4,903	6.05%	160,898	4,912	6.16%
Total loans	178,767	5,372	6.06%	176,318	5,384	6.16%
Total earning assets	253,187	6,387	5.09%	234,678	6,357	5.46%

Non-interest earning assets	21,791			20,380

Total assets	$274,978			$255,058

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$83,697	567	1.37%	$73,876	$530	1.45%
Savings	32,992	76	0.46%	29,667	145	0.99%
Time deposits	99,603	1,067	2.16%	93,222	1,218	2.63%
Total deposits	216,292	1,710	1.59%	196,765	1,893	1.94%
Borrowings:
Short-term borrowings	907	2	0.44%	1,139	4	0.71%
Long-term borrowings	10,682	141	2.66%	10,694	136	2.56%
Total borrowings	11,589	143	2.49%	11,833	140	2.39%
Total interest bearing liabilities	227,881	1,853	1.64%	208,598	2,033	1.97%

Demand deposits	20,355			19,719
Other liabilities	1,357			1,448
Shareholders’ equity	25,385			25,293

Total liabilities and shareholders’ equity	$274,978			$255,058

Net interest income		$4,534			$4,324
Net interest spread			3.45%			3.49%
Net interest margin			3.61%			3.72%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2011, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $30,000 or 0.5%, to $6,387,000 from $6,357,000 for the six months ended June 30, 2010.  This increase was due to the increase in the yield on securities to 4.18%

for the six months ended June 30, 2011from 4.00% for the six months ended June 30, 2010.  Also contributing to higher interest income was the increase of $16,624,000 in the volume of other interest earning assets which increased to $27,663,000 for the first half of 2011 from $11,039,000 for the first half of 2010.

Total interest expense decreased $180,000, or 8.9% to $1,853,000 for the six months ended June 30, 2011 from $2,033,000 for the six months ended June 30, 2010.  Cost of funds decreased to 1.64% at the end of the second quarter of 2011 from 1.97% for the same period in 2010.  The decline in the cost of funds offset the 9.2% increase in the volume of average interest bearing liabilities, attributable to deposit growth.

Net interest income calculated on a fully tax equivalent basis increased $210,000, or 4.9%, to $4,534,000 for the six months ended June 30, 2011 from $4,324,000 for the six months ended June 30, 2010.  Riverview’s net interest spread decreased 4 basis points to 3.45% at June 30, 2011 from 3.49% at June 30, 2010, while its net interest margin decreased to 3.61% at June 30, 2011 from 3.72% at June 30, 2010.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management initiated efforts to minimize the compression of its net interest spread and margin by proactively reducing its cost of funds.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision for the six months ended June 30, 2011 was $283,000, of which $167,000 was recorded during the second quarter of 2011.  This compares with a provision of $289,000 for the six months ended June 30, 2010, all of which was recorded during the second quarter of 2010.  The amount of the provision that was recorded during the first six months of 2011 was driven primarily by specific allocations made to the allowance resulting from an impairment measurement on commercial loans to a business which failed during the first quarter of 2011 and an additional allocation made for an impaired residential real estate loan base on an updated appraisal.  The allowance for loan losses was $3,250,000 or 1.80% of total loans outstanding at June 30, 2011 as compared with $2,307,000, or 1.28% of total loans at June 30, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at June 30, 2011 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Interest Income

The following table sets forth changes in non-interest income for the three months ended June 30, 2011 and 2010.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended June 30,
		Increase/(Decrease)
	2011	Amount	%	2010
Service charges on deposit accounts	$65	$(19)	(22.6)%	$84
Other service charges and fees	94	(4)	(4.1)%	98
Earnings on cash value of life insurance	60	(3)	(4.8)%	63
Gain on sale of other real estate owned	9	9	100.0%	—
Gain from the sale of mortgage loans	22	(20)	(47.6)%	42
	$250	$(37)	(12.9)%	$287

Non-interest income continues to be an important source of income for Riverview, representing 10.3% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2011 as compared with 11.9% for the second quarter of 2010.  Non-interest income decreased 12.9% in comparing the financial results for the second quarter of 2011 with the results for the same period in 2010, and is attributable to a decline of income from all other income sources.  In particular, the 47.6% decline in gains from the sale of mortgage loans is attributable to a lesser volume of mortgage loans that were available for sale during the second quarter of 2011 as compared with the second quarter of 2010.

The following table sets forth changes in non-interest income for the six months ended June 30, 2011 and 2010.

Non-Interest Income

(Dollars in thousands)

	Six Months Ended June 30,
		Increase/(Decrease)
	2011	Amount	%	2010
Service charges on deposit accounts	$138	$(18)	(11.5)%	$156
Other service charges and fees	179	(58)	(24.5)%	237
Earnings on cash value of life insurance	120	(6)	(4.8)%	126
Gain on sale of available for sale securities	236	232	5800.0%	4
Gain on sale of other real estate owned	9	9	100.0%	—
Gain from the sale of mortgage loans	65	(49)	(43.0)%	114
	$747	$110	17.3%	$637

Non-interest income is an important component of net income for Riverview, representing 14.7% of total revenues (comprised of net interest income and non-interest income) for the first six months of 2011 as compared with 13.3% for the first six months of 2010.  Total non-interest income increased 17.3% in the first six months of 2011 as compared with the first six months of 2010 and is attributable to the gain from the sale of available for sale securities which offset the declines in other non-interest income sources.  During 2011, the Bank recorded less of a gain from the sale of mortgage loans as a result of a decrease in the volume of loans available for sale servicing released to Freddie Mac as compared with 2010.

Non-Interest Expense

The following table presents the components of non-interest expense for the second quarters of 2011 and 2010.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended June 30,
		Increase/(Decrease)
	2011	Amount	%	2010
Salaries and employee benefits	$880	$82	10.3%	$798
Occupancy expense	174	6	3.6%	168
Equipment expense	107	5	4.9%	102
Telecommunications and processing charges	154	30	24.2%	124
Postage and office supplies	47	(3)	(6.0)%	50
FDIC premium	60	(30)	(33.3)%	90
Bank shares tax expense	68	2	3.0%	66
Directors’ compensation	61	(2)	(3.2)%	63
Professional services	60	14	30.4%	46
Other expenses	159	23	16.9%	136
	$1,770	$127	7.7%	$1,643

While there were certain expenses that were higher during the second quarter of 2011 as compared with the second quarter of 2010 as a result of the Bank’s growth, other expenses were lower, particularly with regard to the reduction in the FDIC premium expense as a result of the FDIC’s revision in the method used to calculate the premium assessment.

The following table presents the components of non-interest expense for the first six months of 2011 and 2010.

Non-Interest Expense

(Dollars in thousands)

	Six Months Ended June 30,
		Increase/(Decrease)
	2011	Amount	%	2010
Salaries and employee benefits	$1,820	$188	11.5%	$1,632
Occupancy expense	375	8	2.2%	367
Equipment expense	205	6	3.0%	199
Telecommunications and processing charges	304	63	26.1%	241
Postage and office supplies	97	1	1.0%	96
FDIC premium	159	(21)	(11.7)%	180
Bank shares tax expense	137	4	3.0%	133
Directors’ compensation	121	(6)	(4.7)%	127
Professional services	107	31	40.8%	76
Other expenses	290	51	21.3%	239
	$3,615	$325	9.9%	$3,290

The increase of $325,000 or 9.9% in total non-interest expenses is attributable to the Bank’s overall growth.  Specific expenses that had the greatest impact on non-interest expenses during the first six months of 2011 included:

•                  higher salary and payroll tax expenses due to staff additions as a result of opening a new branch and the impact of shifting executive management bonus compensation in exchange for compensation in the form of salary;

•                  higher telecommunications costs associated with the conversion to a new telephone system where additional expense was incurred as a result of early termination fees and charges associated with the need to temporarily maintain certain system redundancies;

•                  lower FDIC insurance premium as the result of the FDIC’s ruling to change the base assessment rate in the calculation of the premium from domestic deposits to average assets;

•                  increased professional services associated with higher legal costs that were related to various projects which included the implementation of a dividend reinvestment plan; the filing of a protective petition to claim tax credits relating to bank shares tax payments made in prior years; and a change in the Bank’s charter; and

•                  increased operating expenses attributable to growth and the need to utilize specialized outside service providers, such as a stock transfer agent.

Provision for Federal Income Taxes

The income tax expense was $88,000 for the second quarter of 2011, a decrease of $2,000 compared to $90,000 for the second quarter of 2010.  For the six months ended June 30, 2011, the tax provision was $256,000 compared to $259,000 for the six months ended June 30, 2010.  Respectively, these provisions reflect effective tax rates of approximately 21.3% for 2011 and 21.6% for 2010.  The effective tax rate remained somewhat consistent from year to year considering that the rate for the first six months of 2011 was 21.3% as compared with 21.6% for the first six months of 2010.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of June 30, 2011 and December 31, 2010.

Investment Securities

(In thousands)

	June 30,	December 31,
	2011	2010
Available for Sale Securities (at fair value):
U.S. Government agencies	$1,609	$1,326
State and municipal	17,049	16,832
Mortgage-backed securities	27,337	30,538
Total	$45,995	$48,696

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

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of June 30, 2011.

Riverview’s investment in the stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  In late December 2008, the FHLB announced that it suspended the payment of dividends and the repurchase of current excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  Based upon its agreement with its member banks, the FHLB is not generally required to redeem membership stock until five years after the membership has terminated.  In April 2011 the FHLB redeemed for the third time since October 2010, approximately 5% of current excess outstanding stock.   As a result of the three separate stock redemptions, Riverview’s FHLB stock holdings have been reduced by 2,825 shares to 16,973 shares, equivalent to $1,697,300 as of June 30, 2011.  Based on the financial results of the FHLB for the first quarter ended March 31, 2011, management believes that the suspension of the dividend payment is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview will continue to monitor the financial condition of the FHLB quarterly to assess its ability to resume these activities in the future.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $2,954,000, or 1.7%, to $180,991,000 at June 30, 2011 from $178,037,000 at December 31, 2010.  Loan growth since the 2010 year end is centered in non-owner occupied commercial real estate loans, which increased 13.9%, home equity lines of credit, which increased 9.0% and owner occupied commercial real estate loans, which increased 2.2%.  These increases were offset by a 5.5% decline in consumer installment loans, a 4.9% decline in commercial land, land development and construction loans, a 2.9% decline in residential real estate loans, a 3.2% decline in 1-4 family investment real estate loans and a 1.8% decline in commercial loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2011 and December 31, 2010:

Non-Performing Assets

(Dollars in thousands)

	June 30,	December 31,
	2011	2010
Accruing loans past due 90 days	$1,197	$1,535
Non-accrual loans	4,043	2,779
Total non-performing loans	5,240	4,314

Foreclosed real estate	230	230
Total non-performing assets	$5,470	$4,544

Non-performing loans to total loans	2.90%	2.42%
Non-performing assets to total assets	1.99%	1.65%
Allowance to non-performing loans	62.02%	68.92%

The non-performing asset ratios presented in the table reflect some deterioration in the credit quality of the loan portfolio since the 2010 year end.  Through the first six months of 2011, the Bank experienced an increase of $926,000 in total non-performing loans due to a decrease of $338,000 in accruing loans past due 90 days, which offset the increase of $1,264,000 in non-accrual loans.  The increase in total non-performing assets as of June 30, 2011 as compared with the 2010 year end is attributable to two commercial loan relationships identified as impaired and transferred to non-accrual status in the first quarter.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $230,000 in real estate acquired through foreclosure as of June 30, 2011 and December 31, 2010.  The real estate consists of one residential properties located in one of the communities serviced by Riverview.  Riverview expects to be able to sell the property with no additional loss.  Riverview’s residential loan portfolio is centered in properties at price points which have held up well locally as evidenced by appraisals.  Loan-to-value ratios in this portfolio generally continue to provide adequate collateral support and management does not anticipate any material decline in the Bank’s ability to collect on these loans.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.

The following table presents loan concentrations as of June 30, 2011 and December 31, 2010.

(Dollars in thousands)	June 30, 2011	December 31, 2010
Loans to Lessors of:
Residential buildings and dwellings	$36,617	$35,232
Nonresidential buildings	23,830	21,838

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested significant exposures in these portfolios in 2010 by applying a 10% reduction in rents and determined that the loans can still generally perform as agreed.  While the level of delinquent and non-performing loans in these portfolios has increased in the first six months of 2011,  no losses have been incurred, nor do impairment measurements indicate any potential for loss.

The second quarter of 2011 saw minimal, but positive absorption of available office space, with vacancy rates remaining stable.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

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

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $283,000 was made to the allowance for loan losses for the six months ended June 30, 2011 as compared with $289,000 for the six months ended June 30, 2010.  Management determined that the total allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	June 30,
	2011	2010
Beginning balance	$2,973	$2,560
Provision for loan losses	283	289

Charge-offs:
Commercial, financial, agricultural	3	540
Real estate commercial	5	13
Real estate mortgage	6	—
Installments	1	—
Total charge-offs	15	553

Recoveries:
Commercial, financial, agricultural	9	10
Real estate mortgage	—	1
Installments	—	—
Total recoveries	9	11

Net charge-offs	6	542

Ending balance	$3,250	$2,307

Net charge-offs to average loans (annualized)	0.01%	0.62%
Allowance for loan losses to total loans	1.80%	1.28%

The increase in the allowance for loan losses as a percentage of total loans as of June 30, 2011 as compared with June 30, 2010 is reflective primarily of an increase in the qualitative factors applied to unimpaired loan pools, warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with the continued slow economic recovery.  Also in determining the allowance for loan losses, the Bank identified separate loan pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risks inherent in the portfolio by refining the pools of assets with similar risk characteristics.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at June 30, 2011 were $236,372,000, a decrease of $900,000, or 0.4%, from total deposits of $237,272,000 at December 31, 2010.  While noninterest bearing deposits increased $3,410,000, or 18.5% at June 30, 2011 since the 2010 year end, interest bearing deposits declined $4,310,000, or 2%.

Shareholders’ Equity and Capital Adequacy

At June 30, 2011, shareholders’ equity for Riverview totaled $25,942,000, an increase of $1,015,000 or 4.1%, over December 31, 2010.  The increase was due to net income of $941,000, less the payment of dividends for $436,000, an increase of $10,000 to surplus to reflect the compensation cost associated with option grants, a decrease of $31,000 reflecting the repurchase of common stock, and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $531,000.

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

Capital Ratios (of Bank)

	June 30, 2011	December 31, 2010	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.6%	8.4%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	13.5%	13.8%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	14.7%	15.0%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At June 30, 2011, $1,549,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the six months ended June 30, 2011, which reduced retained earnings by $436,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
2/21/2011	3/15/2011	3/31/2011	Regular	$0.08/share
2/21/2011	3/15/2011	3/31/2011	Special	$0.045/share
6/1/2011	6/16/2011	6/30/2011	Regular	$0.08/share
6/1/2011	6/16/2011	6/30/2011	Special	$0.045/share

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

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At June 30, 2011, Riverview had unfunded outstanding commitments to extend credit of $21,576,000 and outstanding letters of credit of $1,717,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 11 of the 2010 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $31,085,000 at June 30, 2011 and was comparable to the $30,471,000 that was outstanding at December 31, 2010.  While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At June 30, 2011, unpledged available-for-sale securities with a carrying value of $24,712,000 were readily available for liquidity purposes as compared with $21,298,000 at December 31, 2010.  This increase was attributable to a decline in the amount of investment securities that needed to be pledged as a result of a decrease in public fund deposits.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $231,949,000 at June 30, 2011 as compared to $226,608,000 at December 31, 2010.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of June 30, 2011, Riverview has access to three formal borrowing lines totaling $86,512,000 with the aggregate amount outstanding on these lines totaling $10,680,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at June 30, 2011 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in Riverview’s inability to meet anticipated or unexpected needs.

Inflation

The impact of inflation upon financial institutions can affect assets and liabilities through the movement of interest rates.  The exact impact of inflation on Riverview is difficult to measure.  Inflation may cause operating expenses to change at a rate not matched by the change in earnings.  Inflation may affect the borrowing needs of consumer and commercial customers, in turn affecting the growth of Riverview’s assets.  Inflation may also affect the level of interest rates in the general market, which in turn can affect Riverview’s profitability and the market value of assets held.  Riverview actively manages its interest rate sensitive assets and liabilities countering the effects of inflation.

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

The capital investment will take the form of preferred stock carrying a 5% dividend which has the potential to decrease to as low as 1% if the participant sufficiently increases its small business lending within the first two and one-half years.  If the participant does not increase its small business lending at least 2.5% in the first two and one-half years, the dividend rate will increase to 7%.  After four and one-half years, the dividend will increase to 9% regardless of the participant’s small business lending.  The deadline to apply to receive capital under the fund was May 16, 2011.  Whether the Fund will help spur the economy by increasing small business lending or strengthening the capital position of community banks is uncertain.  Riverview did not participate in this program.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information relating to this item.

ITEM 4T.               CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of June 30, 2011, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 1A.                 Risk Factors

Not required for smaller reporting companies.

Item  2.                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by Riverview of its common stock in each month for the quarter ended June 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1-30, 2011	500	$11.96	500	79,863
May 1-31, 2011	600	$12.57	600	79,263
June 1-30, 2011	100	$12.35	100	79,163
Total	1,200	$12.30	1,200	79,163

(1) On March 9, 2011, Riverview announced that it had reaffirmed its Stock Repurchase program to repurchase up to 4.9% of its outstanding common stock.  These shares will be purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the corporation and its insiders may be prohibited from trading in the corporation’s common stock.  During the six months ended June 30, 2011, 2,500 shares were purchased under this program.

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

101          Interactive Data File (XBRL) furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2011

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	August 12, 2011

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

101          Interactive Data File (XBRL) furnished herewith.