Form 10-Q
period 2011-09-30
Riverview Financial Corp
filed 2011-11-10
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,742,516 shares of Common Stock, par value $0.50 per share, outstanding as of October 31, 2011.

RIVERVIEW FINANCIAL CORPORATION

PART I.                 FINANCIAL INFORMATION

ITEM 1.                  FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$4,075	$5,514
Interest bearing deposits	32,110	24,607
Cash and cash equivalents	36,185	30,121
Interest bearing time deposits with banks	250	350
Investment securities available for sale	44,119	48,696
Mortgage loans held for sale	109	322
Loans, net of allowance for loan losses of $2,983 - 2011; $2,973 - 2010	187,821	175,064
Premises and equipment	7,417	7,607
Accrued interest receivable	964	896
Restricted investments in bank stocks	2,043	2,311
Cash value of life insurance	5,834	5,823
Foreclosed assets	232	230
Goodwill	1,796	1,796
Intangible assets	124	150
Other assets	1,819	1,992
Total Assets	$288,713	$275,358

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Demand, non-interest bearing	$22,262	$18,440
Demand, interest bearing	94,778	81,990
Savings and money market	33,041	32,652
Time	97,034	104,190
Total deposits	247,115	237,272
Short-term borrowings	1,286	968
Long-term borrowings	12,179	10,683
Accrued interest payable	217	271
Other liabilities	1,313	1,237
Total Liabilities	262,110	250,431

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2011 and 2010 1,750,003 shares; outstanding 2011 1,742,516 shares; 2010 1,745,916 shares	$875	$875
Surplus	11,295	11,280
Retained earnings	13,631	12,841
Accumulated other comprehensive loss	885	(29)
Treasury stock, at cost 2011 7,487 shares; 2010 4,087 shares	(83)	(40)
Total Shareholders’ Equity	26,603	24,927
Total Liabilities and Shareholders’ Equity	$288,713	$275,358

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share data)	2011	2010	2011	2010

Interest and Dividend Income
Loans, including fees	$2,706	$2,810	$8,056	$8,159
Investment securities - taxable	249	288	737	790
Investment securities - tax exempt	153	136	471	424
Interest-bearing deposits	16	6	49	29
Dividends	5	5	17	17

Total Interest Income	3,129	3,245	9,330	9,419

Interest Expense
Deposits	836	957	2,546	2,850
Short-term borrowings	—	2	2	6
Long-term debt	74	69	215	205

Total Interest Expense	910	1,028	2,763	3,061

Net Interest Income	2,219	2,217	6,567	6,358

Provision for Loan Losses	232	582	515	871

Net Interest Income after Provision for Loan Losses	1,987	1,635	6,052	5,487

Noninterest Income
Service charges on deposit accounts	76	83	214	239
Other service charges and fees	90	103	269	340
Earnings on cash value of life insurance	228	62	348	188
Gain on sale of available for sale securities	38	—	274	4
Gain on sale of other real estate owned	—	—	9	—
Gain on sale of mortgage loans	34	156	99	270

Total Noninterest Income	466	404	1,213	1,041

Noninterest Expenses
Salaries and employee benefits	984	819	2,804	2,451
Occupancy expenses	191	165	566	532
Equipment expenses	115	99	320	298
Telecommunication and processing charges	146	119	450	360
Postage and office supplies	48	50	145	146
FDIC premiums	63	90	222	270
Bank shares tax expense	41	62	178	195
Directors’ compensation	64	65	185	192
Professional services	34	35	141	111
Other expenses	190	140	480	379

Total Noninterest Expenses	1,876	1,644	5,491	4,934

Income before Income Taxes	577	395	1,774	1,594

Applicable Federal Income Taxes	74	65	330	324

Net Income	$503	$330	$1,444	$1,270

Basic Earnings Per Share	$0.29	$0.19	$0.83	$0.73
Diluted Earnings Per Share	$0.29	$0.19	$0.83	$0.73

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance — January 1, 2010	$875	$11,252	$12,429	$161	$—	$24,717

Comprehensive income:
Net income	—	—	1,270	—	—	1,270
Other comprehensive income	—	—	—	519	—	519

Total Comprehensive Income						1,789

Compensation cost of option grants	—	22	—	—	—	22

Cash dividends, $0.375 per share	—	—	(656)	—	—	(656)

Repurchase common stock	—	—	—	—	(28)	(28)

Balance — September 30, 2010	$875	$11,274	$13,043	$680	$(28)	$25,844

Balance — January 1, 2011	$875	$11,280	$12,841	$(29)	$(40)	$24,927

Comprehensive income:
Net income	—	—	1,444	—	—	1,444
Other comprehensive income	—	—	—	914	—	914

Total Comprehensive Income						2,358

Compensation cost of option grants	—	15	—	—	—	15

Cash dividends, $0.375 per share	—	—	(654)	—	—	(654)

Repurchase common stock	—	—	—	—	(43)	(43)

Balance —September 30, 2011	$875	$11,295	$13,631	$885	$(83)	$26,603

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,444	$1,270
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	415	402
Provision for loan losses	515	871
Granting of stock options	15	22
Net amortization of premiums on securities available for sale	127	179
Net realized gain on sale of foreclosed real estate	(9)	—
Net realized gain on sale of securities available for sale	(274)	(4)
Amortization of intangible assets	26	21
Deferred income taxes	(71)	(5)
Proceeds from sale of mortgage loans	5,202	15,581
Net gain on sale of mortgage loans	(99)	(270)
Mortgage loans originated for sale	(4,890)	(15,546)
Earnings on cash value of life insurance, net	(178)	(188)
Increase in accrued interest receivable and other assets	(294)	(49)
Increase (decrease) in accrued interest payable and other liabilities	22	(137)

Net Cash Provided by Operating Activities	1,951	2,147

Cash Flows from Investing Activities
Net maturities of interest bearing time deposits with banks	100	2,350
Securities available for sale:
Purchases	(20,751)	(28,701)
Proceeds from maturities, calls and principal repayments	6,870	8,886
Proceeds from sales	19,989	6,174
Net decrease in restricted investments in bank stock	268	—
Proceeds from the sale of other real estate owned	76	239
Net increase in loans	(13,341)	(6,656)
Purchases of premises and equipment	(225)	(744)
Proceeds from life insurance	167	—

Net Cash Used in Investing Activities	(6,847)	(18,452)

Cash Flows from Financing Activities
Net increase in deposits	9,843	18,160
Net increase (decrease) in securities sold under agreements to repurchase	318	(34)
Proceeds from long-term borrowings	1,500	—
Payments on long-term borrowings	(4)	(11)
Purchase of treasury stock	(43)	(28)
Dividends paid	(654)	(656)

Net Cash Provided by Financing Activities	10,960	17,431

Net Increase in Cash and Cash Equivalents	6,064	1,126

Cash and Cash Equivalents - Beginning	30,121	24,833
Cash and Cash Equivalents - Ending	$36,185	$25,959

CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Supplemental Disclosures of Cash Flows Information
Interest paid	$2,817	$3,174
Income taxes paid	298	177

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$69	$137

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

(Unaudited)

Note 1 — Summary of Significant Accounting Policies

Nature of Operations

Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”) provide loan, deposit and other commercial banking services through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Hampden Township, Cumberland County, Pennsylvania, one full service office in Tower City, Schuylkill County, Pennsylvania, and four full service and one drive-up office in Halifax, Millersburg, Elizabethville and Harrisburg, Dauphin County, Pennsylvania.  In addition, on August 1, 2011 the Bank opened a loan production office in Cressona, Schuylkill County, Pennsylvania.  During the third quarter of 2011, the Bank entered into agreements to lease two separate spaces located in Orwigsburg and Pottsville, both in Schuylkill County, Pennsylvania, for the purpose of opening a branch and a regional office, respectively.  The opening of these locations is anticipated for the first quarter of 2012, pending regulatory approval for the branch.

Riverview competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.  Riverview is subject to regulation and supervision by the Federal Reserve Board while the Bank is subject to regulation and supervision by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  On March 14, 2011, the Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a state-chartered bank.  The Bank received approval in June 2011 and the conversion is expected to be completed effective November 19, 2011.

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

Operating results for the nine-months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011 or any other future period.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2010, included in Riverview’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2011.

Note 1 — Summary of Significant Accounting Policies (Continued)

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

While management uses available information to recognize losses on loans and foreclosed real estate, further reductions in the carrying amounts of loans and foreclosed real estate may be necessary based on changes in local economic conditions.  In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans and foreclosed real estate.  Such agencies may require the Bank to recognize additional losses based on their judgment about information available to them at the time of their examination.  Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed real estate may change materially in the near term.  However, the amount of the change that is reasonably possible cannot be estimated.

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

Note 2 — Comprehensive Income

Accounting principles generally accepted in the United States of America require that recognized revenue, expenses, gains, and losses be included in net income.  Changes in certain assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet.  Such items, along with net income, are components of comprehensive income.  Accumulated other comprehensive income (loss), which represents a component

Note 2 — Comprehensive Income (Continued)

of shareholders’ equity, represents the net unrealized gains (losses) on securities available for sale, net of taxes.

The only comprehensive income item that Riverview presently has is unrealized gains on securities available for sale.  The components of the change in unrealized gains are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Unrealized holding gains arising during the period	$619	$134	$1,659	$789
Reclassification of gains realized in net income	38	—	274	(4)
	581	134	1,385	785
Deferred income tax effect	(198)	(45)	(471)	(266)
Change in accumulated other comprehensive income	$383	$89	$914	$519

Note 3 - Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except share data)	2011	2010	2011	2010
Net income applicable to common stock	$503	$330	$1,444	$1,270

Weighted-average common shares outstanding	1,742,795	1,748,859	1,743,939	1,749,617
Effect of dilutive securities, stock options	4,433	—	2,955	—
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,747,228	1,748,859	1,746,894	1,749,617

Basic earnings per share	$0.29	$0.19	$0.83	$0.73
Diluted earnings per share	$0.29	$0.19	$0.83	$0.73

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

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, the accounting standard dictates the presentation and the amount of the other-than-temporary impairment that should be recognized in the income

Note 4 — Investment Securities Available for Sale (Continued)

statement.  The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This accounting standard was effective for Riverview for reporting periods June 30, 2009 and after.  The adoption of this standard did not have a material impact on Riverview’s consolidated financial statements.

The amortized cost and estimated fair values of investment securities available for sale are reflected in the following schedules at September 30, 2011 and December 31, 2010:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$16,424	$551	$(7)	$16,968
Mortgage-backed securities	26,354	835	(38)	27,151
	$42,778	$1,386	$(45)	$44,119

	December 31, 2010
U.S. Government agencies	$1,316	$10	$—	$1,326
State and municipal	17,350	50	(568)	16,832
Mortgage-backed securities	30,074	487	(23)	30,538
	$48,740	$547	$(591)	$48,696

Securities with an amortized cost of $27,661,000 and a fair value of $28,440,000 on September 30, 2011 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at September 30, 2011 in comparison with December 31, 2010 is aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011:
Available for Sale:
State and municipal	$494	$(7)	$—	$—	$494	$(7)
Mortgage-backed securities	3,272	(38)	—	—	3,272	(38)
	$3,766	$(45)	$—	$—	$3,766	$(45)

December 31, 2010:
Available for Sale:
State and municipal	$9,640	$(568)	$—	$—	$9,640	$(568)
Mortgage-backed securities	2,582	(23)	—	—	2,582	(23)
	$12,222	$(591)	$—	$—	$12,222	$(591)

Note 4 — Investment Securities Available for Sale (Continued)

At September 30, 2011, three securities had unrealized losses.  Management believes that the securities with unrealized losses do not represent impairments that are other-than-temporary.  Rather it is believed that the unrealized losses relate more to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis.  In evaluating whether an investment security is other-than-temporarily impaired, consideration is given to the length of time and the extent to which the fair value of a security has been less than cost, and the financial condition and near-term prospects of the issuer.  Management’s intent is to hold all investments until maturity unless market, economic or specific investment concerns warrant a sale of the securities.  None of the securities in the portfolio were considered to be other than temporarily impaired at September 30, 2011.

As part of the Bank’s strategy to reduce some of the prepayment risk inherent within the investment portfolio, Riverview sold ten available for sale securities during the first nine months of 2011 and received proceeds of $19,989,000.  On a year to date basis, gross realized gains amounted to $274,000 and gross realized losses were zero, resulting in a $274,000 net gain on the sale.  In turn, the Bank reinvested the proceeds of the sale by purchasing fixed rate mortgage backed securities which not only provide interest income but also provide a more stable cash flow during future periods.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses

The Bank monitors its loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment.  Portfolio segments represent pools of loans with similar risk characteristics.  There are eight  portfolio segments — commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans have sub-segments for loan participations bought, and loans generated by Riverview’s newly opened loan production office in Cressona, Schuylkill County, Pennsylvania.  The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses.  Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis as to the status of the loan portfolio and any related credit quality issues.  These reports include information on past due and nonaccrual loans, impaired loans, the allowance for loan losses and changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

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

The following table presents an aging of loans receivable by loan portfolio segments as of September 30, 2011 and December 31, 2010, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

September 30, 2011:
Commercial	$179	$400	$164	$743	$14,180	$14,923	$—
Commercial real estate:
Non-owner occupied	—	704	1,568	2,272	38,486	40,718	—
Owner occupied	99	819	607	1,525	31,711	33,236	—
1-4 family investment	—	109	—	109	28,544	28,653	—
Commercial land and land development	—	222	1,010	1,232	11,549	12,781	—
Residential real estate	690	690	539	1,919	44,629	46,548	539
Home equity lines of credit	—	424	—	424	10,736	11,160	—
Consumer	—	24	—	24	2,761	2,785	—
Total	$968	$3,392	$3,888	$8,249	$182,556	$190,804	$539

December 31, 2010:
Commercial	$—	$81	$269	$350	$12,214	$12,564	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	32,898	32,898	—
Owner occupied	348	—	384	732	31,208	31,940	—
1-4 family investment	112	95	67	274	28,937	29,211	—
Commercial land and land development	229	—	1,010	1,239	10,508	11,747	—
Residential real estate	250	98	1,230	1,578	44,904	46,482	1,111
Home equity lines of credit	—	—	527	527	9,738	10,265	424
Consumer	62	—	—	62	2,868	2,930	—
Total	$1,001	$274	$3,487	$4,762	$173,275	$178,037	$1,535

The recorded investment in loans greater than 90 days and still accruing was $539,000 at September 30, 2011 as compared with $1,535,000 at December 31, 2010.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $3,534,000 and $2,779,000 at September 30, 2011 and December 31, 2010, respectively.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $168,000 for the nine months ended September 30, 2011 and $138,000 for the twelve months ended December 31, 2010, respectively.

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents loans by loan portfolio segments that were on a nonaccrual status as of September 30, 2011 and December 31, 2010:

(In thousands)	September 30, 2011	December 31, 2010
Commercial	$164	$1,010
Commercial real estate:
Non-owner occupied	1,568	—
Owner occupied	607	384
1-4 family investment	—	144
Commercial land and land development	1,010	1,010
Residential real estate	102	128
Home equity lines of credit	83	103
Consumer	—	—
Total	$3,534	$2,779

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The following presents impaired loans by loan portfolio segments as of September 30, 2011 and December 31, 2010:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
September 30, 2011:
Loans with no related allowance recorded:
Commercial	$175	$175	$—	$511	$—
Commercial real estate:
Non-owner occupied	2,960	2,960	—	2,863	53
Owner occupied	368	368	—	367	—
1-4 family investment	543	543	—	544	23
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	1,496	1,496	—	1,498	64
Home equity lines of credit	806	806	—	813	21
Consumer	11	11	—	13	1

Loans with an allowance recorded:
Commercial	754	754	36	753	52
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	239	239	46	239	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	—	—	—	—	—
Residential real estate	545	545	279	548	24
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	929	929	36	1,264	52
Commercial real estate:
Non-owner occupied	2,960	2,960	—	2,863	53
Owner occupied	607	607	46	606	—
1-4 family investment	543	543	—	544	23
Commercial land and land development	1,010	1,010	—	1,010	—
Residential real estate	2,041	2,041	279	2,046	88
Home equity lines of credit	806	806	—	813	21
Consumer	11	11	—	13	1
	$8,907	$8,907	$361	$9,159	$238

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2010:
Loans with no related allowance recorded:
Commercial	$741	$741	$—	$759	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,090	1,090	—	1,095	64
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	245	245	97	274	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	—	—	—	—	—
Residential real estate	551	551	215	552	28
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	986	986	97	1,033	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,641	1,641	215	1,647	92
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—
	$4,637	$4,637	$491	$4,939	$113

The recorded investment in impaired loans increased by $4,270,000 at September 30, 2011 since December 31, 2010.  This increase is attributable primarily to two unrelated commercial loan relationships that were identified as impaired in the latter part of the first quarter of 2011, one unrelated commercial loan relationship and two related residential real estate loans that were identified as impaired in the second quarter of 2011, and one unrelated commercial loan relationship that was identified as impaired in the third quarter of 2011.  Each of these loans was measured for impairment and additions were made to the allowance for loan losses as deemed appropriate by management.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDR”).  A loan is deemed to be a TDR when the Bank agrees to a modification in terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty.  As of September 30, 2011 there were eighteen restructured loans totaling $5,000,000 to seven separate and unrelated borrowers who were experiencing financial difficulty.  The modifications on these loans include reductions in interest rates, extension of maturity dates and

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

provisions for interest only payments.  There is a commitment to extend additional funds in the amount of $445,000 to one of these borrowers for the completion of construction on an income generating property.  Extension of these additional funds is necessary and prudent to ensure the continued economic viability of the project, which is the repayment source for the loan.

The following table presents the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the nine months ended September 30, 2011, as well as the number and recorded investment in these loans that subsequently defaulted.  Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

September 30, 2011:
Troubled Debt Restructurings:
Commercial	1	$5	$5
Commercial real estate:
Non-owner occupied	2	1,359	1,391
Owner occupied	—	—	—
1-4 family investment	2	241	241
Commercial land and land development	—	—	—
Residential real estate	1	142	142
Home equity lines of credit	2	385	383
Consumer	1	14	11

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	1	$5
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

As a result of adopting the amendments in Accounting Standards Update No. 2011-2, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, Riverview reassessed all restructurings that occurred on or after the beginning of the current fiscal year, effective January 1, 2011, for identification as a troubled debt restructurings.  There were no restructurings that occurred on or after the beginning of the current fiscal year for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology.

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

allowances, allocated and unallocated, to absorb losses which are not specifically identified but are inherent in the portfolio.  Management evaluates the adequacy of the allowance on a quarterly basis.  If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings may be reduced.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments:  commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  Each of the segments for commercial loans,  non-owner occupied commercial real estate loans,  owner occupied commercial real estate loans,  one-to-four family investment property loans, and commercial land/land development/ construction loans have sub-segments for loan participations bought, and for loans generated by Riverview’s new loan production office in Cressona, Schuylkill County, Pennsylvania.  The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the Allowance for Loan Losses.  The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group.  The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters.  Unimpaired criticized and classified loans are further segregated as “sub-pools” within each of these eight segments.  A separate, higher loss factor is ascribed to each of these “sub-pools” based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type.  Management believes that historical losses or even recent trends in losses do not form a sufficient basis to determine the appropriate level for the allowance.  Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

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

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated.  The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance.  Currently, an unallocated valuation allowance estimate is also made in order to give effect to significant loan growth in the third quarter of 2011 resulting from the opening of a loan production office in Cressona, Schuylkill County Pennsylvania.  This is a new market for the Bank and the portfolio has not yet developed any loss history.  Growth is expected to continue in this portfolio, to be centered in business, construction, and commercial real estate loans.  These loans are normally larger and more complex, and their collection rates are harder to predict.  The unallocated valuation allowance is management’s best estimate of a reasonable additional allowance for loan losses providing for the risks inherent in this new, unseasoned portfolio that cannot currently be measured using the same methods as with the Bank’s more seasoned portfolios.  The loan pool valuation allowance for each segment along with the unallocated valuation allowance is summed and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

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

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the nine months ended September 30, 2011 and the year ended December 31, 2010 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of September 30, 2011:
Beginning balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973
Charge-offs	398	—	108	5	—	1	—	2	—	514
Recoveries	9	—	—	—	—	—	—	—	—	9
Provision	366	82	14	12	(178)	66	—	3	150	515
Ending balance	$562	$479	$473	$368	$149	$713	$63	$26	$150	$2,983

Ending balance:
individually evaluated for impairment	$36	$—	$469	$—	$—	$279	$—	$—	$—	$361

Ending balance:
collectively evaluated for impairment	$526	$479	$427	$368	$149	$434	$63	$26	$150	$2,622

Loans as of September 30, 2011:
Ending balance	$14,923	$40,718	$33,236	$28,653	$12,781	$46,548	$11,160	$2,785	$—	$190,804

Ending balance:
individually evaluated for impairment	$929	$2,960	$607	$543	$1,010	$2,041	$806	$11	$—	$8,907

Ending balance:
collectively evaluated for impairment	$13,994	$37,758	$32,629	$28,110	$11,771	$44,507	$10,354	$2,774	$—	$181,897

Note 5 — Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2010:
Ending balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973

Ending balance:
individually evaluated for impairment	$97	$—	$170	$9	$—	$215	$—	$—	$—	$491

Ending balance:
collectively evaluated for impairment	$488	$397	$397	$352	$327	$433	$63	$25	$—	$2,482

Loans as of December 31, 2010:
Ending balance	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$—	$178,037

Ending balance:
individually evaluated for impairment	$986	$—	$499	$77	$1,010	$1,641	$424	$—	$—	$4,637

Ending balance:
collectively evaluated for impairment	$11,578	$32,898	$31,441	$29,134	$10,737	$44,841	$9,841	$2,930	$—	$173,400

The following summarizes the changes in the allowance for loan losses for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Beginning balance — January 1	$2,973	$2,560
Provision charged to operations	515	1,506
Recoveries on charged off loans	9	14
Loans charged off	(514)	(1,107)

Ending balance	$2,983	$2,973

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

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of September 30, 2011 and December 31, 2010:

		Commercial Real Estate					Home
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial – Land and Land Development	Residential Real Estate	Equity Lines of Credit	Consumer	Total

September 30, 2011:
1 – Excellent	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 – Good	1,511	336	2,843	77	1,651	—	—	—	6,418
3 – Satisfactory	9,642	31,889	21,544	22,822	8,666	43,853	9,452	2,774	150,642
4 – Watch	575	2,309	5,417	3,140	668	52	839	—	13,000
5 – Special Mention	1,731	4,836	2,255	1,265	536	32	363	—	11,018
6 – Substandard	1,464	1,348	1,177	1,349	1,260	2,611	506	11	9,726
7 – Doubtful	—	—	—	—	—	—	—	—	—
8 – Loss	—	—	—	—	—	—	—	—	—
Total	$14,923	$40,718	$33,236	$28,653	$12,781	$46,548	$11,160	$2,785	$190,804

December 31, 2010:
1 – Excellent	$22	$—	$—	$—	$—	$—	$—	$—	$22
2 – Good	1,394	597	2,990	—	295	—	—	—	5,276
3 – Satisfactory	7,130	23,748	19,654	23,428	8,047	44,001	8,818	2,930	137,756
4 – Watch	1,677	4,099	6,361	3,134	1,703	300	852	—	18,126
5 – Special Mention	987	3,856	1,501	1,450	442	60	40	—	8,336
6 – Substandard	1,194	598	1,434	1,199	1,260	2,121	555	—	8,361
7 – Doubtful	160	—	—	—	—	—	—	—	160
8 – Loss	—	—	—	—	—	—	—	—	—
Total	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$178,037

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at September 30, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Note 6 — Stock Option Plan

In January 2009, Riverview implemented a non-qualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of Riverview’s common stock to secure, retain and motivate Riverview’s directors, officers and key employees and to align such persons’ interests with those of the shareholders.  Shares of Riverview’s common stock that may be issued or transferred under this plan cannot exceed 170,000 shares at an exercise price of $13.00 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following

Note 6 — Stock Option Plan (Continued)

the grant date and the expiration date is ten years following the grant date.  This vesting schedule can be accelerated due to certain triggering events.  As of September 30, 2011, 5,750 option grants were vested and exercisable.

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

Riverview accounts for these awards in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or 7 years.  Total compensation expense relating to the options that has been recognized is $56,000, out of which $15,000 was recorded during the first nine months of 2011.  The remaining unrecognized compensation expense as of September 30, 2011 is $66,000.

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

The Bank does not issue any guarantees that would require liability recognition or disclosure, other than its letters of credit.  Letters of credit that are written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Generally, all letters of credit, when issued, have expiration dates within one year.  The credit risk involved in issuing letters of credit is essentially the same as those that are involved in extending loan facilities to customers.  The Bank generally holds collateral and/or personal guarantees supporting these commitments.  The Bank had $2,143,000 in financial and performance letters of credit as of September 30, 2011.  Management believes that the proceeds obtained through liquidation of collateral and the enforcement of guarantees would be sufficient to cover the potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2011 for guarantees under letters of credit is not material.

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At September 30, 2011, Riverview had no liabilities subject to fair value reporting requirements.

For investment securities measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
September 30, 2011:
State and municipal	$16,968	$—	$16,968	$—
Mortgage-backed securities	27,151	—	27,151	—
Securities available for sale	$44,119	$—	$44,119	$—

December 31, 2010:
U.S. Government agencies	$1,326	$—	$1,326	$—
State and municipal	16,832	—	16,832	—
Mortgage-backed securities	30,538	—	30,538	—
Securities available for sale	$48,696	$—	$48,696	$—

For financial assets measured at estimated fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at September 30, 2011 and December 31, 2010 are as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
		(In thousands)
September 30, 2011:
Loans held for sale	$—	$109	$—	$109	$—
Other real estate owned	—	232	—	232	—
Impaired loans, net of related allowance	—	855	323	1,178	—
Total	$—	$1,196	$323	$1,519	$—

December 31, 2010:
Loans held for sale	$—	$322	$—	$322	$—
Other real estate owned	—	230	—	230	—
Impaired loans, net of related allowance	—	—	881	881	—
Total	$—	$552	$881	$1,433	$—

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at September 30, 2011:

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash, due from banks, federal funds and short-term instruments approximate those assets’ fair values.

Interest bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit placed with other banks are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  Riverview generally purchases amounts below the insured limit, limiting the amount of credit risk on these time deposits.

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

Loans (carried at cost):

The fair values of loans are estimated using a combination of techniques including the use of discounted cash flow analyses, and quoted market prices at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturity or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under generally accepted accounting principles relating to Accounting by Creditors for Impairment of a Loan in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals for the collateral securing such loans, adjusted for the timing of anticipated cash flows.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

Restricted investment in bank stocks (carried at cost):

The carrying amount of restricted investment in bank stock is based on redemption at par value, and considers the limited marketability of such securities.

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

Note 8 — Fair Value Measurements and Fair Values of Financial Instruments (Continued)

The estimated fair values of Riverview’s financial instruments as of September 30, 2011 and December 31, 2010 are presented as follows:

	September 30, 2011		December 31, 2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$36,185	$36,185	$30,121	$30,121
Interest bearing time deposits	250	250	350	350
Investment securities	44,119	44,119	48,696	48,696
Mortgage loans held for sale	109	109	322	322
Loans, net	187,821	189,601	175,064	175,055
Accrued interest receivable	964	964	896	896
Restricted investments in bank stocks	2,043	2,043	2,311	2,311

Financial liabilities:
Deposits	247,115	255,812	237,272	235,883
Short-term borrowings	1,286	1,286	968	968
Long-term borrowings	12,179	12,784	10,683	10,963
Accrued interest payable	217	217	271	271

Off balance sheet financial instruments	—	—	—	—

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

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance will significantly expand the existing requirements and will lead to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period will become effective for both interim and annual reporting periods ending on or after December 15, 2010.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning or after December 15, 2010.  Riverview has included the required disclosures in its consolidated financial statements.

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

The Securities Exchange Commission (SEC) has issued Final Rule No. 33-9002, Interactive Data to Improve Financial Reporting.  The rule requires companies to submit financial statements in XBRL (extensible business reporting language) format with their SEC filings on a phased-in schedule.  Large accelerated filers and foreign large accelerated filers using U.S. GAAP were required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2010.  All remaining filers are required to provide interactive data reports starting with their first quarterly report for fiscal periods ending on or after June 15, 2011.  Riverview complied with this ruling in filing its quarterly report for the period ended June 30, 2011.

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

In August 2011, the SEC issued Final Rule No. 33-9250, Technical Amendments to Commission Rules and Forms related to the FASB’s Accounting Standards Codification.  The SEC has adopted technical amendments to various rules and forms under the Securities Act of 1933, the Securities Exchange Act of 1934, and the Investment Company Act of 1940.  These revisions were necessary to conform those rules and forms to the FASB Accounting Standards Codification.  The technical amendments include revision of certain rules in Regulation S-X, certain items in Regulation S-K, and various rules and forms prescribed under the Securities Act, Exchange Act and Investment Company Act.  The Release was effective as of August 12, 2011.  The adoption of the release did not have a material impact on Riverview’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangible — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment.  The amendments in this ASU permit an entity to first assess qualitative factors related to goodwill to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill test described in Topic 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  Under the amendments in this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  Riverview is currently assessing the impact that ASU 2011-08 will have on its consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the significant changes in the consolidated financial condition, results of operations, capital resources and liquidity presented in the accompanying unaudited financial statements for Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview National Bank (the “Bank”).  Riverview’s consolidated financial condition and results of operations consist almost entirely of the Bank’s financial condition and results of operations.  This discussion should be read in conjunction with the preceding consolidated financial statements and related footnotes, as well as Riverview’s December 31, 2010 Annual Report on Form 10-K.  Current performance does not guarantee and may not be indicative of similar performance in the future.  Other than described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

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

Overview

Net income for the nine months ended September 30, 2011 was $1,444,000 (or $0.83 per share) and was $174,000 more than net income of $1,270,000 (or $0.73 per share) for the nine months ended September 30, 2010.  The annualized return on average assets was 0.70% for the nine months ended September 30, 2011 as compared with 0.66% for the comparable period in 2010.  The annualized return on average equity was 7.51% for the first nine months of 2011 as compared with 6.66% for the same period in 2010.  The increase in both ratios is attributable to the increase in net income as of the third quarter of 2011 as compared with the third quarter of 2010.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended September 30, 2011 and 2010.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Three Months Ended
	September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$27,788	$249	3.56%	$36,712	$288	3.11%
Tax-exempt	16,483	232	5.58%	12,607	206	6.48%
Total securities	44,271	481	4.31%	49,319	494	3.97%
Other interest earning assets	27,987	22	0.31%	12,002	11	0.36%
Loans:
Consumer	1,924	34	7.01%	2,267	43	7.53%
Commercial	15,064	193	5.08%	12,824	199	6.15%
Real estate	169,250	2,491	5.84%	166,360	2,581	6.16%
Total loans	186,238	2,718	5.79%	181,451	2,823	6.17%
Total earning assets	258,496	3,221	4.94%	242,772	3,328	5.44%
Non-interest earning assets	21,707			22,088

Total assets	$280,203			$264,860

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$88,347	$271	1.22%	$77,451	$302	1.55%
Savings	33,205	38	0.45%	32,256	81	1.00%
Time deposits	96,531	527	2.17%	94,934	574	2.40%
Total deposits	218,083	836	1.52%	204,641	957	1.86%
Borrowings:
Short-term borrowings	1,087	—	0.00%	1,603	2	0.49%
Long-term borrowings	10,876	74	2.70%	10,688	69	2.56%
Total borrowings	11,963	74	2.45%	12,291	71	2.29%
Total interest bearing liabilities	230,046	910	1.57%	216,932	1,028	1.88%

Demand deposits	22,265			20,343
Other liabilities	1,599			1,457
Shareholders’ equity	26,293			26,128

Total liabilities and shareholders’ equity	$280,203			$264,860

Net interest income		$2,311			$2,300
Net interest spread			3.37%			3.56%
Net interest margin			3.55%			3.76%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended September 30, 2011, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $107,000, or 3.2%, to $3,221,000 from $3,328,000 for the three months ended September 30, 2010.  The decrease was due to a decline in the yield of total earning assets to 4.94% for the three months ended September 30, 2011 from 5.44% for the three months ended September 30, 2010.  This decline occurred even though the volume of average earning assets increased to $258,496,000 for the third quarter of 2011 as compared to $242,772,000 for the third quarter of 2010 as a result of loan growth and an increase in other interest earning assets.  The decline in the loan yield to 5.79% as of the third quarter of 2011 from 6.17% as of the third quarter of 2010 contributed to lowering the yield on total earning assets.  In addition, the fact that other interest earning assets increased $15,985,000 as of the three months ended September 30, 2011 as compared with the three months ended September 30, 2010 meant that there were more assets earning the lowest asset yield of 0.31 % during the third quarter of 2011.

Total interest expense decreased $118,000, or 11.5% to $910,000 for the three months ended September 30, 2011 from $1,028,000 for the three months ended September 30, 2010.  This was attributable to a 31 basis point decline in total cost of funds, which decreased to 1.57% for the third quarter of 2011 from 1.88% for the same period in 2010.  The decline in the cost of funds offset the 6% increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $11,000, to $2,311,000 for the three months ended September 30, 2011 from $2,300,000 for the three months ended September 30, 2010.  Although net interest income increased quarter over quarter, Riverview’s net interest spread decreased to 3.37% for the three months ended September 30, 2011 from 3.56% for the three months ended September 30, 2010, while its net interest margin decreased to 3.55% for the three months ended September 30, 2011 from 3.76% for the three months ended September 30, 2010.  The decrease in cost of funds was not enough to offset the decline in the yield on interest earning assets, which had the impact of compressing the net interest spread and net interest margin at September 30, 2011 as compared with September 30, 2010.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the nine months ended September 30, 2011 and 2010.

Average Balances and Average Interest Rates

(Dollars in thousands)

	For the Nine Months Ended
	September 30,
	2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$28,959	$737	3.40%	$34,439	$790	3.07%
Tax-exempt	16,960	714	5.63%	13,556	642	6.34%
Total securities	45,919	1,451	4.22%	47,995	1,432	3.99%
Other interest earning assets	27,772	67	0.32%	11,363	46	0.54%
Loans:
Consumer	1,942	106	7.30%	2,457	135	7.35%
Commercial	13,981	590	5.64%	12,880	579	6.01%
Real estate	165,361	7,394	5.98%	162,738	7,493	6.16%
Total loans	181,284	8,090	5.97%	178,075	8,207	6.16%
Total earning assets	254,975	9,608	5.04%	237,433	9,685	5.45%

Non-interest earning assets	21,763			20,929

Total assets	$276,738			$258,362

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$85,341	838	1.31%	$75,080	$832	1.48%
Savings	33,064	114	0.46%	30,539	226	0.99%
Time deposits	98,568	1,594	2.16%	93,800	1,792	2.55%
Total deposits	216,973	2,546	1.57%	199,419	2,850	1.91%
Borrowings:
Short-term borrowings	968	2	0.28%	1,295	6	0.62%
Long-term borrowings	10,747	215	2.67%	10,692	205	2.56%
Total borrowings	11,715	217	2.48%	11,987	211	2.35%
Total interest bearing liabilities	228,688	2,763	1.62%	211,406	3,061	1.94%

Demand deposits	20,999			19,929
Other liabilities	1,360			1,452
Shareholders’ equity	25,691			25,575

Total liabilities and shareholders’ equity	$276,738			$258,362

Net interest income		$6,845			$6,624
Net interest spread			3.42%			3.51%
Net interest margin			3.59%			3.73%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the nine months ended September 30, 2011, total interest income decreased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $77,000 or 0.8%, to $9,608,000 from $9,685,000 for the nine months ended September 30, 2010.  This decrease was due to the decline in the yield on total interest earning assets to 5.04% for the nine months ended September 30, 2011from 5.45% for the nine months ended September 30, 2010.  The 7.4% increase in the volume of total interest earning assets year over year helped to mitigate the impact of lower yields on loans and all other interest earning assets.

Total interest expense decreased $298,000, or 9.7% to $2,763,000 for the nine months ended September 30, 2011 from $3,061,000 for the nine months ended September 30, 2010.  Cost of funds decreased to 1.62% at the end of the third quarter of 2011 from 1.94% for the same period in 2010.  The decline in the cost of funds offset the 8.2% increase in the volume of average interest bearing liabilities, attributable to deposit growth.

Net interest income calculated on a fully tax equivalent basis increased $221,000, or 3.3%, to $6,845,000 for the nine months ended September 30, 2011 from $6,624,000 for the nine months ended September 30, 2010.  Riverview’s net interest spread decreased 9 basis points to 3.42% at September 30, 2011 from 3.51% at September 30, 2010, while its net interest margin decreased to 3.59% at September 30, 2011 from 3.73% at September 30, 2010.  In consideration of the increased volume of interest earning assets and interest bearing liabilities, management initiated efforts to minimize the compression of its net interest spread and margin by proactively reducing its cost of funds.

Provision for Loan Losses

Provisions for loan losses are charged to operations in order to maintain the allowance for loan losses at a level management considers adequate to absorb credit losses inherent in the loan portfolio.  Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, the provision for the nine months ended September 30, 2011 was $515,000, of which $232,000 was recorded during the third quarter of 2011.  This compares with a provision of $871,000 for the nine months ended September 30, 2010, of which $582,000 was recorded during the third quarter of 2010.  The amount of the provision that was recorded during the first nine months of 2011 was driven primarily by specific allocations made to the allowance resulting from an impairment measurement on commercial loans to a business which failed during the first quarter of 2011 and an additional specific allocation made for an impaired residential real estate loan based on an updated appraisal, growth in the portfolio during the third quarter of 2011 as well as $499,000 in loans charged off in the third quarter of 2011.  The allowance for loan losses was $2,983,000 or 1.56% of total loans outstanding at September 30, 2011 as compared with $2,897,000, or 1.62% of total loans at September 30, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at September 30, 2011 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Interest Income

The following table sets forth changes in non-interest income for the three months ended September 30, 2011 and 2010.

Non-Interest Income

(Dollars in thousands)

	Three Months Ended September 30,
	Increase/(Decrease)
	2011	Amount	%	2010
Service charges on deposit accounts	$76	$(7)	(8.4)%	$83
Other service charges and fees	90	(13)	(12.6)%	103
Earnings on cash value of life insurance	228	166	267.7%	62
Gains from sale of available for sale securities	38	38	—	—
Gain from the sale of mortgage loans	34	(122)	(78.2)%	156
	$466	$62	15.3%	$404

Non-interest income continues to be an important source of income for Riverview, representing 17.4% of total revenues (comprised of net interest income and non-interest income) for the third quarter of 2011 as compared with 15.4% for the third quarter of 2010.  Non-interest income increased 15.3% in comparing the financial results for the third quarter of 2011 with the results for the same period in 2010.  While a portion of the increase in third quarter 2011 non-interest income was attributable to gains from the sale of available for sale securities, most of the increase was due to earnings that were recorded relating to the cash value of life insurance.  This occurred as result of the Bank’s receipt of the proceeds from bank owned life insurance due to the unexpected passing of a director during the third quarter of 2011.

The following table sets forth changes in non-interest income for the nine months ended September 30, 2011 and 2010.

Non-Interest Income

(Dollars in thousands)

	Nine Months Ended September 30,
	Increase/(Decrease)
	2011	Amount	%	2010
Service charges on deposit accounts	$214	$(25)	(10.5)%	$239
Other service charges and fees	269	(71)	(20.9)%	340
Earnings on cash value of life insurance	348	160	85.1%	188
Gain on sale of available for sale securities	274	270	6750.0%	4
Gain on sale of other real estate owned	9	9	—	—
Gain from the sale of mortgage loans	99	(171)	(63.3)%	270
	$1,213	$172	16.5%	$1,041

Non-interest income represents 15.6% of total revenues (comprised of net interest income and non-interest income) for the first nine months of 2011 as compared with 14.1% for the first nine months of 2010.  Total non-interest income increased 16.5% in the first nine months of 2011 as compared with the first nine months of 2010.  A portion of the increase in non-interest income was attributable to an increase in the gain from the sale of available for sale securities during the nine months of 2011.  Further contributing to the increase in non-interest income was the receipt of the proceeds from bank owned life insurance that the Bank received as a result of the unexpected passing of a director during the third quarter of 2011.  During 2011, the Bank recorded a modest gain from the sale of other real estate owned, and recorded less of a gain from the sale of mortgage loans due to a decrease in the volume of loans available for sale servicing released to Freddie Mac as compared with 2010.

Non-Interest Expense

The following table presents the components of non-interest expense for the third quarters of 2011 and 2010.

Non-Interest Expense

(Dollars in thousands)

	Three Months Ended September 30,
	Increase/(Decrease)
	2011	Amount	%	2010
Salaries and employee benefits	$984	$165	20.1%	$819
Occupancy expense	191	26	15.8%	165
Equipment expense	115	16	16.2%	99
Telecommunications and processing charges	146	27	22.7%	119
Postage and office supplies	48	(2)	(4.0)%	50
FDIC premium	63	(27)	(30.0)%	90
Bank shares tax expense	41	(21)	(33.9)%	62
Directors’ compensation	64	(1)	(1.5)%	65
Professional services	34	(1)	(2.9)%	35
Other expenses	190	50	35.7%	140
	$1,876	$232	14.1%	$1,644

Non-interest expenses increased 14.1% quarter over quarter.  In particular, the increases in the expenses relating to salary and employee benefits, occupancy, equipment and other expenses are associated with the Bank’s expansion with the opening of a new branch in Tower City, Pennsylvania at the end of the third quarter of 2010 and the opening of a loan production office in Cressona, Pennsylvania during the third quarter of 2011.  In looking at expenses that have decreased, the reduction in the FDIC premium expense was due to the FDIC’s revision in the method to calculate the premium assessment.  The decline in the bank shares tax expense is due to a higher tax credit amount recorded during the third quarter of 2011 as compared with the third quarter of 2010 for contributions made to educational improvement organizations under the Pennsylvania Educational Improvement Tax Credit program.

The following table presents the components of non-interest expense for the first nine months of 2011 and 2010.

Non-Interest Expense

(Dollars in thousands)

	Nine Months Ended September 30,
	Increase/(Decrease)
	2011	Amount	%	2010
Salaries and employee benefits	$2,804	$353	14.4%	$2,451
Occupancy expense	566	34	6.4%	532
Equipment expense	320	22	7.4%	298
Telecommunications and processing charges	450	90	25.0%	360
Postage and office supplies	145	(1)	(0.7)%	146
FDIC premium	222	(48)	(17.8)%	270
Bank shares tax expense	178	(17)	(8.7)%	195
Directors’ compensation	185	(7)	(3.6)%	192
Professional services	141	30	27.0%	111
Other expenses	480	101	26.6%	379
	$5,491	$557	11.3%	$4,934

The increase of $557,000 or 11.3 % in total non-interest expenses is attributable to the Bank’s growth.  Specific expenses that had the greatest impact on non-interest expenses during the first nine months of 2011 included:

•                  higher salary and payroll tax expenses due to staff additions as a result of opening a new branch and a loan production office, and the impact of shifting executive management bonus compensation in exchange for compensation in the form of salary in the January 2011;

•                  increased occupancy and equipment expense are attributable to the opening of a new branch and a loan production office;

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

•                  increased professional services associated with higher legal costs that were related to various projects which included the implementation of a dividend reinvestment plan; the filing of a protective petition to claim tax credits relating to bank shares tax payments made in prior years; and a change in the Bank’s charter; and

•                  increased operating expenses attributable to growth and the need to utilize specialized outside service providers, such as a stock transfer agent, which became effective December 2010.

Provision for Federal Income Taxes

The income tax expense was $74,000 for the third quarter of 2011, an increase of $9,000 compared to $65,000 for the third quarter of 2010.  For the nine months ended September 30, 2011, the tax provision was $330,000 compared to $324,000 for the nine months ended September 30, 2010.  Respectively, these provisions reflect effective tax rates of approximately 18.6% for 2011 and 20.3% for 2010.  Although taxable income was higher at September 30, 2011 as compared with September 30, 2010, the increased level of tax-free income in 2011 mitigated the impact of higher taxes and lowered the effective tax rate.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income from municipal bonds and loans, and non-taxable income from bank owned life insurance.

Financial Condition

Securities

The following table sets forth the composition of the investment security portfolio as of September 30, 2011 and December 31, 2010.

Investment Securities

(In thousands)

	September 30,	December 31,
	2011	2010
Available for Sale Securities (at fair value):
U.S. Government agencies	$—	$1,326
State and municipal	16,968	16,832
Mortgage-backed securities	27,151	30,538
Total	$44,119	$48,696

Since the year end, total investment securities have decreased as a result of maturities, repayments and sales.  None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Government National Mortgage Association (“GNMA”), the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Securities issued by these three agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of September 30, 2011.

Riverview’s investment in the stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  In late December 2008, the FHLB announced that it suspended the payment of dividends and the repurchase of current excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  Based upon its agreement with its member banks, the FHLB is not generally required to redeem membership stock until five years after the membership has terminated.  In July 2011 the FHLB redeemed for the fourth time since October 2010, approximately 5% of current excess outstanding stock.   As a result of the four separate stock redemptions, Riverview’s FHLB stock holdings have been reduced by 3,673 shares to 16,124 shares, equivalent to $1,612,000 as of September 30, 2011.  Based on the financial results of the FHLB for the second quarter ended June 30, 2011, management continues to believe that the suspension of the dividend payment is temporary in nature.  Management further believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview continues to monitor and assess the financial condition of the FHLB on a quarterly basis.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $12,767,000, or 7.2%, to $190,804,000 at September 30, 2011 from $178,037,000 at December 31, 2010.  Most of the loan growth since the 2010 year end has been in non-owner occupied commercial real estate loans, which increased 23.8%, commercial loans, which increased 18.8%, commercial land, land development and construction loans, which increased 8.8%, home equity lines of credit, which increased 8.7%, and owner occupied commercial real estate loans, which increased 4%.  These increases were offset by a 4.9% decline in consumer installment loans, a 1.9% decline in 1-4 family investment real estate loans and a 0.4% decline in residential real estate loans.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of September 30, 2011 and December 31, 2010:

Non-Performing Assets

(Dollars in thousands)

	September 30,	December 31,
	2011	2010
Accruing loans past due 90 days	$539	$1,535
Non-accrual loans	3,534	2,779
Total non-performing loans	$4,073	4,314

Foreclosed real estate	232	230
Total non-performing assets	$4,305	$4,544

Non-performing loans to total loans	2.13%	2.42%
Non-performing assets to total assets	1.49%	1.65%
Allowance to non-performing loans	73.24%	68.92%

The non-performing asset ratios presented in the table reflect some modest improvement in the credit quality of the loan portfolio since the 2010 year end.  Through the first nine months of 2011, the Bank experienced a decrease of $241,000 in total non-performing loans due to a decrease of $996,000 in accruing loans past due 90 days, which offset the increase of $755,000 in non-accrual loans.  The decrease in total non-performing assets as of September 30, 2011 as compared with the 2010 year end is attributable to charge-offs totaling $499,000 relating to commercial loans identified as impaired in prior periods for which ultimate collection became doubtful during the third quarter of 2011.  Management continues to be vigilant in its efforts to minimize, identify and evaluate credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a more structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview had $232,000 in real estate acquired through foreclosure as of September 30, 2011 as compared to $230,000 as of December 31, 2010.  The real estate consists of one residential property located in one of the communities serviced by Riverview.  Riverview currently expects to sell the property with no additional loss based upon available information at this time.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding.

The following table presents loan concentrations as of September 30, 2011 and December 31, 2010.

(Dollars in thousands)	September 30, 2011	December 31, 2010
Loans to Lessors of:
Residential buildings and dwellings	$37,654	$35,232
Nonresidential buildings	25,119	21,838

Although such loans were not made to any one particular borrower or industry, it is important to note that the quality of these loans could be affected by the region’s economy and overall real estate market.  Management stress tested significant exposures in these portfolios in 2010 by applying a 10% reduction in rents and determined that the loans can still generally perform as agreed.  As the market for single family homes continues to be slow, demand and rental rates for rental units has been stable to increasing.   Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas of the country.  Absorption of inventory has been up and down quarter to quarter, with overall vacancy rates generally stable.  While the level of delinquent loans in these portfolios has increased in the first nine months of 2011, no losses have been incurred, nor do impairment measurements indicate any potential for loss.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

Riverview’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of Riverview, the Loan Committee and the Board of Directors.  Although Riverview maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  Riverview’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is a documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed daily as to their status.  Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $515,000 was made to the allowance for loan losses for the nine months ended September 30, 2011 as compared with $871,000 for the nine months ended September 30, 2010.  Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses

(Dollars in thousands)

	September 30,
	2011	2010
Beginning balance	$2,973	$2,560
Provision for loan losses	515	871

Charge-offs:
Commercial, financial, agricultural	398	540
Real estate commercial	108	13
Real estate mortgage	6	—
Installments	2	5
Total charge-offs	514	558

Recoveries:
Commercial, financial, agricultural	9	10
Real estate mortgage	—	14
Installments	—	—
Total recoveries	9	24

Net charge-offs	505	534

Ending balance	$2,983	$2,897

Net charge-offs to average loans (annualized)	0.37%	0.40%
Allowance for loan losses to total loans	1.56%	1.62%

The decrease in the allowance for loan losses as a percentage of total loans as of September 30, 2011 as compared with September 30, 2010 is due to $963,000 charged off on impaired loans during this 12 month period for which a like amount had been specifically reserved.  This reduction in the allowance along with higher outstanding loan balances due to growth resulted in a reduction in the allowance for loan losses as a percentage of total loans.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

Deposits are the major source of Riverview’s funds for lending and investing purposes.  Total deposits at September 30, 2011 were $247,115,000, an increase of $9,843,000, or 4.1%, from total deposits of $237,272,000 at December 31, 2010.  While noninterest bearing deposits increased $3,822,000, or 20.7% at September 30, 2011 since the 2010 year end, interest bearing deposits increased $6,021,000, or 2.8%.  As a result of a decline in interest rates, the Bank’s cost of funds associated with interest bearing deposits declined to 1.57% at September 30, 2011 from 1.91% at September 20, 2010.

Shareholders’ Equity and Capital Adequacy

At September 30, 2011, shareholders’ equity for Riverview totaled $26,603,000, an increase of $1,676,000 or 6.7%, over December 31, 2010.  The increase was due to net income of $1,444,000, less the payment of dividends for $654,000, an increase of $15,000 to surplus to reflect the compensation cost associated with option grants, a decrease of $43,000 reflecting the repurchase of common stock, and an increase in the net unrealized gains on securities available for sale, which net of tax, affected equity by $914,000.

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

Capital Ratios (of Bank)

	September 30, 2011	December 31, 2010	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	9.1%	8.4%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	14.1%	13.8%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	15.3%	15.0%	8.0%	10.0%

During the third quarter of 2011, Riverview contributed capital of $1,500,000 to the Bank.  The increase in the Bank’s respective capital ratios is the result of this transaction.

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a national bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At September 30, 2011, $1,820,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly dividends paid to shareholders during the nine months ended September 30, 2011, which reduced retained earnings by $654,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
2/21/2011	3/15/2011	3/31/2011	Regular	$0.08/share
2/21/2011	3/15/2011	3/31/2011	Special	$0.045/share
6/1/2011	6/16/2011	6/30/2011	Regular	$0.08/share
6/1/2011	6/16/2011	6/30/2011	Special	$0.045/share
9/7/2011	9/21/2011	9/30/2011	Regular	$0.08/share
9/7/2011	9/21/2011	9/30/2011	Special	$0.045/share

During March 2011, Riverview approved and implemented a Dividend Reinvestment and Stock Purchase Plan (the “Plan”).  The Plan enables registered stockholders to automatically reinvest all or a portion of their cash dividends into the purchase of additional common shares of Riverview.  Stockholders enrolled in the Plan also have the option to make voluntary cash contributions to the Plan on a quarterly basis in order to purchase additional shares of common stock.  A 5% discount is applied to the purchase price of all shares purchased by the Plan.  Shares purchased by the Plan are only made in open market or privately negotiated transactions (or a combination of both) and are administered by Riverview’s transfer agent.  Riverview will not offer or sell any of its treasury shares or authorized but unissued shares to the Plan, and, therefore, will not receive any proceeds from the purchase of common stock by the Plan.

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At September 30, 2011, Riverview had unfunded outstanding commitments to extend credit of $32,019,000 and outstanding letters of credit of $2,143,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 11 of the 2010 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $36,435,000 at September 30, 2011, which was $5,964,000 higher than the $30,471,000 that was outstanding at December 31, 2010.  While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At September 30, 2011, unpledged available-for-sale securities with a carrying value of $15,679,000 were readily available for liquidity purposes as compared with $21,298,000 at December 31, 2010.  This decrease was attributable to an increase in the amount of investment securities that needed to be pledged as a result of an increase in public fund deposits.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit over $250,000, were $242,939,000 at September 30, 2011 as compared to $226,608,000 at December 31, 2010.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of September 30, 2011, Riverview has access to three formal borrowing lines totaling $86,126,000 with the aggregate amount outstanding on these lines totaling $12,179,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at September 30, 2011 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 4T.                                             CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of September 30, 2011, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 1A.                                                Risk Factors

Not required for smaller reporting companies.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on repurchases by Riverview of its common stock in each month for the quarter ended September 30, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1-31, 2011	600	$13.88	600	78,563
August 1-31, 2011	200	$13.34	200	78,363
September 1-30, 2011	100	$13.40	100	78,263
Total	900	$13.70	900	78,263

(1) On March 9, 2011, Riverview announced that it had reaffirmed its Stock Repurchase program to repurchase up to 4.9% of its outstanding common stock.  These shares are purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which the corporation and its insiders may be prohibited from trading in the corporation’s common stock.  During the nine months ended September 30, 2011, 3,400 shares were purchased under this program.

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

10.7                         Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox.  (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

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

10.11                   Director Emeritus Agreement of Roland Alexander, dated August 30, 2011.

10.12                   Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.13                   First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox.

10.14                   First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst.

10.15                   First Amendment to the Director Deferred Compensation Agreement of Kirk Fox.

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

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2011

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	November 10, 2011

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

10.7                         Form of Director Deferred Fee Agreements with Directors Robert M. Garst and Kirk D. Fox.  (Incorporated by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

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

10.11                   Director Emeritus Agreement of Roland Alexander, dated August 30, 2011.

10.12                   Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.13                   First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox.

10.14                   First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst.

10.15                   First Amendment to the Director Deferred Compensation Agreement of Kirk Fox.

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