Form 10-K
period 2011-12-31
Riverview Financial Corp
filed 2012-03-28
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21,001,000.

As of March 15, 2012, the registrant had 1,721,641 shares of common stock outstanding.

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

Riverview Financial Corporation

Riverview Financial Corporation (“Riverview”) is a one bank holding company, incorporated in the Commonwealth of Pennsylvania on December 31, 2008 and is headquartered in Halifax, Pennsylvania.  Riverview was formed upon the consolidation of First Perry Bancorp, Inc., Marysville, Pennsylvania, and HNB Bancorp, Inc., Halifax, Pennsylvania.  Riverview is a registered bank holding company and currently its sole business is to act as a holding company for Riverview Bank (“the Bank”).

Riverview Bank

Riverview Bank is a state-chartered bank and successor to Riverview National Bank, which was formed upon the consolidation of the charters of The First National Bank of Marysville and Halifax National Bank on December 31, 2008 and is headquartered in Marysville, Pennsylvania.  After the consolidation, the branches of The First National Bank of Marysville and Halifax National Bank continued to operate under their current names as divisions of Riverview National Bank.

On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank.  The purpose of the charter change was to provide the Bank with greater flexibility in executing its strategy of profitability and growth.  The conversion was effective November 19, 2011 at which time the Bank became known as Riverview Bank and its operating divisions Marysville Bank and Halifax Bank.

The Bank is a full service commercial bank providing a wide range of services to individuals and small to medium sized businesses in its Central Pennsylvania market area of Perry, Cumberland, Dauphin and Schuylkill counties.  The Bank’s commercial banking activities include accepting time, demand, and savings deposits and making secured and unsecured commercial, real estate and consumer loans.

Supervision and Regulation of Riverview

The Bank Holding Company Act of 1956.  Riverview is subject to the provisions of the Bank Holding Company Act of 1956, as amended, and to supervision by the Federal Reserve Board.  The following restrictions apply:

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

• Capital Leverage Ratio Requirements.  The Federal Reserve Board requires a bank holding company to maintain a leverage ratio of a minimum level of Tier I capital, as determined under the risk-based capital guidelines, equal to 3% of average total consolidated assets for those bank holding companies that have the highest regulatory examination rating and are not contemplating or experiencing significant growth or expansion.  All other bank holding companies are required to maintain a ratio of at least 1% to 2% above the stated minimum.  Riverview Bank is subject to similar capital requirements pursuant to the Federal Deposit Insurance Act.

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

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting.  The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered or that file reports under the Securities Exchange Act of 1934.  In particular, the Sarbanes-Oxley Act establishes: (i) requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Principal Executive Officer and Principal Financial Officer of the reporting company; (iii) standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) increased civil and criminal penalties for violations of the securities laws.  Many of the provisions were effective immediately while other provisions became effective over a period of time and are subject to rulemaking by the SEC.  Because neither First Perry’s nor HNB’s common stock was registered with the SEC, they were not subject to the 1934 Act.  However, Riverview is subject to the 1934 Act.

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

Permitted Activities for Financial Holding Companies

The Gramm-Leach-Bliley Financial Services Modernization Act, became law in November 1999, and amends the Holding Company Act of 1956 to create a new category of holding company—the financial holding company.  To be designated as a financial holding company, a bank holding company must file an application with the Federal Reserve Board.  In order to become a financial holding company, a bank holding company must be and remain well capitalized and well managed, as determined by Federal Reserve Board regulations and maintain at least a ‘‘satisfactory’’ examination rating under the Community Reinvestment Act.  Once a bank holding company becomes a financial holding company, the holding company or its affiliates may engage in any financial activities that are financial in nature or incidental to financial activities.  Furthermore, the Federal Reserve may approve a proposed activity if it is complementary to financial activities and does not threaten the safety and soundness of banking.  The Act provides an initial list of activities that constitute activities that are financial in nature, including:

• lending and deposit activities,

• insurance activities, including underwriting, agency and brokerage,

• providing financial investment advisory services,

• underwriting in, and acting as a broker or dealer in, securities,

• merchant banking, and

• insurance company portfolio investment.

Riverview has not chosen to become a financial holding company at this time.

Supervision and Regulation of Riverview Bank

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

The operations of the Bank are subject to federal and state statutes applicable to banks chartered under the banking laws of the United States, and to banks whose deposits are insured by the FDIC.

Safety and Soundness

As a Pennsylvania state-chartered bank, the Bank is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC, which insures its deposits to the maximum extent permitted by law.  Both agencies have the authority under the Financial Institutions Supervisory Act and the Federal Deposit Insurance Act to prevent a bank from engaging in any unsafe or unsound practice in conducting business or from otherwise conducting activities in violation of the law.

Federal and state banking laws and regulations govern, but are not limited to, the following:

• Scope of a bank’s business

• Investments a bank may make

• Reserves that must be maintained against certain deposits

• Loans a bank makes and collateral it takes

• Merger and consolidation activities

• Establishment of branches

Although the Bank is not a member of the Federal Reserve System the policies and regulations of the Federal Reserve Board have a significant impact on many elements of the Bank’s operations including:

• Loan and deposit growth

• Rate of interest earned and paid

• Levels of liquidity

• Levels of required capital

Management cannot predict the effect of changes to such policies and regulations upon the Bank’s business model and the corresponding impact they may have on future earnings.

FDIC Insurance Legislation

The Federal Deposit Insurance Corporation (“FDIC”) has adopted a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon their examination ratings, regulatory capital ratios and certain other factors, with less risky institutions paying lower assessments.  For purposes of calculating the insurance assessment, the Bank is considered to be well capitalized.  Currently, most banks are in the best risk category and pay anywhere from 12 to 14 cents per $100 of deposits for insurance.  Under the final rule, banks in this category pay initial base rates ranging from 12 to 16 cents per $100 of deposits on an annual basis beginning April 1, 2009.

On June 30, 2009, the FDIC took action to further strengthen the Deposit Insurance Fund (“DIF”) by imposing a 5 basis point emergency special assessment on the banking industry, where this special assessment was required to be accrued during the second quarter of 2009 and paid on September 30, 2009.  All FDIC insured financial institutions were required to pay this special assessment.

The FDIC determined that it needed more liquidity to protect depositors.  On November 12, 2009, the FDIC amended its assessment regulations to require all institutions to prepay, on December 30, 2009, their estimated risk-based quarterly assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  The assessment rate that was used for the entire period was the Bank’s base assessment rate that was in effect as of September 30, 2009.  Each institution was required to record the entire amount of its prepaid assessment as a prepaid expense (asset) as of December 31, 2009.  As of December 31, 2009, and each quarter thereafter, each institution then records an expense (charge to earnings) for its regular quarterly assessment for the quarter and an offsetting credit to the prepaid assessment until the asset is exhausted.  Once the asset is exhausted, the institution will record an accrued expense payable each quarter for the assessment payment, which will be paid in arrears to the FDIC at the end of the following quarter.  If the prepaid assessment is not exhausted by December 31, 2014, any remaining amount will be returned to the depository institution.

Beginning with the second quarter of 2011, as mandated by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the assessment base that the FDIC uses to calculate premiums are based on a bank’s average consolidated total assets minus average tangible equity.  As the asset base of the banking industry is larger than the deposit base, the range assessment rates have changes from a low of 2.5 basis points on the broader base for banks in the lower risk category to a high of 45 basis points, per $100 of assets, in the highest risk category.  Separately, the FDIC Board also issued a revised proposal that created a scorecard-based assessment rate for banks with more than $10 billion in assets and for large, highly complex institutions.

On December 14, 2010, the Board of Directors of the FDIC adopted a final rule to set the DIF’s long-term designated reserve ratio (“DRR”) at two percent of estimated insured deposits, a target ratio that, until it is achieved, will not likely result in the FDIC reducing assessment rates.  The decision to set the DRR at two percent was based on an historical analysis of losses to the insurance fund.  The analysis showed in order to maintain a positive fund balance and steady, predictable assessment rates, the reserve ratio must be at least two percent as a long-term minimum goal.  The FDIC set the DRR according to the following factors: risk of loss to the insurance fund; economic conditions affecting the banking industry; preventing sharp swings in the assessment rates; and any other factors it deemed important.  Previously, federal law required that the designated reserve ratio for the deposit insurance fund should be at 1.15% to 1.50% of estimated insured deposits.

In addition, all FDIC-insured depository institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the Federal Savings and Loan Insurance Corporation.  The FICO assessment rates, which are determined quarterly, averaged 0.0108%of insured deposits on an annualized basis in fiscal year 2009.  These assessments will continue until the FICO bonds mature in 2017.

FDIC Insurance

The Bank’s deposit accounts are insured to the applicable limits as determined by the FDIC, which is currently $250,000 per depositor, with the exception of non-interest bearing transaction accounts which have unlimited coverage through December 31, 2013.

Community Reinvestment Act

All FDIC insured institutions have a responsibility under the Community Reinvestment Act (‘‘CRA’’) and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods.  The FDIC and state banking department, which are governmental agencies that overview state-chartered banks, are required to assess all financial institutions that they regulate to determine whether these institutions are meeting the credit needs of the community that they serve.  The Act focuses specifically on low and moderate-income neighborhoods.  The FDIC and the state banking department take an institution’s CRA record into account in its evaluation of any application made by any of such institutions.  A financial institution’s failure to comply with the CRA provisions could, at a minimum, result in regulatory restrictions on its activities including:

• Approval of a new branch or other deposit facility

• Closing of a branch or other deposit facility

• An office relocation or a merger

• Any acquisition of bank shares

The CRA, as amended, also requires that the FDIC and the state banking department make publicly available the evaluation of a bank’s record of meeting the credit needs of its entire community, including low-and-moderate-income neighborhoods.  This evaluation includes a descriptive rating of either outstanding, satisfactory, needs to improve, or substantial noncompliance, and a statement describing the basis for the rating.  These ratings are publicly disclosed.

Payment of Dividends and Other Restrictions

Dividends are paid by Riverview from its earnings, which are mainly provided by dividends from the Bank.  However, the regulations of the state banking department restrict the amount of dividends that can be paid to Riverview by the Bank.  The payment of dividends to Riverview is restricted to the amount of the Bank’s net profits for the current year plus its net retained earnings for the previous two years.  Approval from the state banking department is required if the total of all dividends declared by a bank in any calendar year exceeds the bank’s net profits for that year combined with its retained net profits for the preceding two calendar years.  Under this restriction, at December 31, 2011, the Bank could declare additional dividends of $1,493,000 to Riverview without prior regulatory approval.

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

Prompt Corrective Action

In the event an institution’s capital deteriorates to the undercapitalized category or below, FDICIA prescribes an increasing amount of regulatory intervention, including:

• Implementation of a capital restoration plan and a guarantee of the plan by a parent institution;

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

Legislation and Regulatory Changes

From time to time, legislation is enacted that has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, and before various regulatory agencies.  No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank’s operations.  Certain changes of potential significance to the Bank that have been enacted recently and others, which are currently under consideration by Congress or various regulatory or professional agencies, are discussed as follows.

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

• Verify the identity of persons applying to open an account,

• Ensure adequate maintenance of the records used to verify a person’s identity, and

• Determine whether a person is on any US governmental agency list of known or suspected terrorists or a terrorist organization.

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

Recent Developments

Dodd-Frank Wall Street Reform and Consumer Protection Act.

On July 21, 2010, the Dodd-Frank Act was signed into law.  The Dodd-Frank Act is intended to effect a fundamental restructuring of federal banking regulation.  Among other things, the Dodd-Frank Act creates a new Financial Stability Oversight Council to identify systemic risks in the financial system and gives federal regulators new authority to take control of and liquidate financial firms.  The Dodd-Frank Act additionally creates a new independent federal regulator to administer federal consumer protection laws.  The Dodd-Frank Act is expected to have a significant impact on our business operations as its provisions take effect.  It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks.  However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.  Among the provisions that are likely to affect us are the following:

Holding Company Capital Requirements.  The Dodd-Frank Act requires the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to depository institutions.  Under these standards, trust preferred securities will be excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by a bank holding company with less than $15 billion in assets.  The Dodd-Frank Act additionally requires that bank regulators issue countercyclical capital requirements so that the required amount of capital increases in times of economic expansion and decreases in times of economic contraction, consistent with safety and soundness.

Deposit Insurance.  The Dodd-Frank Act permanently increases the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor, and extends unlimited deposit insurance to non-interest bearing transaction accounts through December 31, 2013.  The Dodd-Frank Act also broadens the base for FDIC insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act requires the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of insured deposits by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.  Effective July 2011, the Dodd-Frank Act eliminated the federal statutory prohibition against the payment of interest on business checking accounts.

Corporate Governance.  The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at least every three years, a non-binding vote regarding the frequency of the vote on executive compensation at least every six years, and a non-binding vote on “golden parachute” payments in connection with approvals of mergers and acquisitions unless previously voted on by shareholders.  The SEC has finalized the rules implementing these requirements which took effect on January

21, 2011.  Additionally, the Dodd-Frank Act directs the federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies with assets in excess of $1.0 billion, regardless of whether the company is publicly traded.  The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors and executive compensation matters.

Prohibition Against Charter Conversions of Troubled Institutions.  Effective one year after enactment, the Dodd-Frank Act prohibits a depository institution from converting from a state to federal charter or vice versa while it is the subject of a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter unless the appropriate federal banking agency gives notice of the conversion to the federal or state authority that issued the enforcement action and that agency does not object within 30 days.  The notice must include a plan to address the significant supervisory matter.  The converting institution must also file a copy of the conversion application with its current federal regulator which must notify the resulting federal regulator of any ongoing supervisory or investigative proceedings that are likely to result in an enforcement action and provide access to all supervisory and investigative information relating thereto.

Interstate Branching.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in that state.  Accordingly, banks will be able to enter new markets more freely.

Limits on Interstate Acquisitions and Mergers.  The Dodd-Frank Act precludes a bank holding company from engaging in an interstate acquisition — the acquisition of a bank outside its home state — unless the bank holding company is both well capitalized and well managed.  Furthermore, a bank may not engage in an interstate merger with another bank headquartered in another state unless the surviving institution will be well capitalized and well managed.  The previous standard in both cases was adequately capitalized and adequately managed.

Limits on Interchange Fees.  The Dodd-Frank Act amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

Possible Future Legislation

Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations.  Riverview cannot predict the future effect any new legislation, or new rules adopted by federal or state banking agencies will have on the business of Riverview and its subsidiary.  Given that the financial industry remains under scrutiny, and given that the U.S. economy has not yet fully recovered to pre-crisis levels of activity, Riverview expects that there will be legislation and regulatory actions that may materially affect the banking industry in the future.

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

At December 31, 2011, Riverview had 68 full time employees and 9 part time employees.  In the opinion of management, Riverview enjoys a satisfactory relationship with its employees and is not a party to any collective bargaining agreement.

ITEM 1A. RISK FACTORS.

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Riverview owns a parking lot located at 110 Verbeke Street, Marysville, Pennsylvania 17053, which is adjacent to the Bank owned main office building located at 200 Front Street, Marysville, Pennsylvania 17053.  The table below sets forth the locations of the properties that are owned and leased in the name of the Bank, which include its main office, branch offices and certain parking facilities related to its banking offices.  As for those properties that are owned, all are owned free and clear of any lien.  The Bank’s main office and all branch offices are located in Pennsylvania.

The following locations operate under the name of “Marysville Bank, a division of Riverview Bank”:

Office and Address

2040 Good Hope Road, Enola, Pennsylvania 17025 (leased)
55 South Main Street, Duncannon, Pennsylvania 17020 (leased)
500 South State Road, Marysville, Pennsylvania 17053 (owned)

The following locations operate under the name of “Halifax Bank, a division of Riverview Bank”:

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
34 South Market Street, Elizabethville, Pennsylvania 17023 (leased)
920 East Wiconisco Avenue, Tower City, Pennsylvania 17980 (leased)

The following locations operate under the name of “Riverview Bank”:

Office and Address

57 S. Sillyman Street, Cressona, Pennsylvania 17929 (leased)
1021 Centre Turnpike, Orwigsburg, Pennsylvania 17961 (leased)(1)
121 Progress Avenue, Pottsville, Pennsylvania 17901 (leased)

(1)   This location is expected to open during the second quarter of 2012.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The authorized common stock of Riverview consists of 5,000,000 shares of common stock with a par value of $0.50 per share of which 1,750,003 shares were issued and 1,722,041 shares were outstanding as of December 31, 2011 and held by approximately 340 holders of record.  Riverview common stock is listed on the OTC Markets Group Inc. (www.otcmarkets.com) under the OTCQB tier.  The stock is traded in the over-the-counter market and privately negotiated transactions under the symbol “RIVE” and is traded at irregular intervals.

Riverview pays dividends on the outstanding shares of common stock on a quarterly basis at the discretion of the Board of Directors which bases its decision on Riverview’s earnings, cash requirements and overall financial position.  The following table presents the per share cash dividends declared by the Board of Directors and paid for the years presented.

		Per Share Cash Dividends Paid
2011	First quarter	$0.125
	Second quarter	0.125
	Third quarter	0.125
	Fourth quarter	0.150
		$0.525

2010	First quarter	$0.125
	Second quarter	0.125
	Third quarter	0.125
	Fourth quarter	0.125
		$0.500

On February 15, 2012, the Board of Directors declared a quarterly cash dividend of $0.125 per common share, payable on March 30, 2012 to all common shareholders of record as of March 7, 2012.  The cash dividend is comprised of a regular dividend of $0.08 per share and a special dividend of $0.045 per share for a total dividend of $0.125 per share.

Additional information relating to dividend restrictions can be found in Note 13 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data - incorporated in this Form 10-K.

The following table provides information on repurchases by Riverview of its common stock in each month of the quarter ended December 31, 2011:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publically Announced Plans or Programs (1)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

October 1-31, 2011	—	$—	—	78,263
November 1-30, 2011	20,475	9.25	20,475	57,788
December 1-31, 2011	—	—	—	57,788
Total	20,475	$9.25	20,475	57,788

(1) On March 7, 2012, Riverview reaffirmed its Stock Repurchase program, which it originally authorized April 9, 2010, approving the purchase of up to 4.9% of its outstanding common stock, which amounts to approximately 85,500 shares.  These shares are purchased in open market or privately negotiated transactions at prevailing market prices from time to time over a twelve-month period depending upon market conditions and other factors including any blackout periods during which Riverview and its insiders may be prohibited from trading in Riverview’s common stock.  As of December 31, 2011, 23,875 shares were purchased under this program during 2011 and recorded as treasury stock at cost.

Information about Riverview’s Equity Compensation Plans can be found in Part III, Item 12 under the caption “Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

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

•                  the effects of future economic conditions on Riverview and the Bank’s customers;

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

Critical Accounting Policies and Estimates

The consolidated financial statements include Riverview and its wholly-owned subsidiary, Riverview Bank.  All significant intercompany accounts and transactions have been eliminated.

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

Riverview records its available-for-sale securities at fair value.  Fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles.  Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves.  Fair values for investment securities are based on quoted market prices, where available.  If quoted market prices are not available, fair values used are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.

When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other-than-temporary impairment condition exists.  Available-for-sale securities are analyzed quarterly for possible other-than-temporary impairment.  The analysis considers (i) whether the bank has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the bank will have to sell the securities prior to recovery and/or maturity.  Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment.  If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on Riverview’s results of operations and financial condition.

Goodwill and other intangible assets are reviewed for potential impairment on an annual basis, or more often if events or circumstances indicate that there may be impairment in accordance with generally accepted accounting principles relating to Goodwill and Other Intangible Assets, and Accounting for Impairment or Disposal of Long-Lived Assets.  Goodwill is tested for impairment annually and an impairment loss would be recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Riverview employs general industry practices in evaluating the fair value of its goodwill and other intangible assets.  No assurance can be given that future impairment tests will not result in a charge to earnings.

Deferred income tax assets and liabilities are determined using the liability method.  Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.  To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance would be established.  The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.  Riverview has deemed that its deferred tax assets will more likely than not be realized, and accordingly, has not established a valuation allowance on them.

OVERVIEW

Business Combination

On December 31, 2008 and pursuant to the Agreement and Plan of Consolidation (the “Agreement”), dated, June 18, 2008, as amended, by and between First Perry Bancorp, Inc. (“First Perry”) and HNB Bancorp, Inc. (“HNB”), Riverview Financial Corporation, a Pennsylvania Corporation, was formed upon the completion of the consolidation of First Perry and HNB under Pennsylvania law.  Riverview issued 1,750,003 shares of common stock.  Each outstanding share of common stock of First Perry and HNB was converted into 2.435 and 2.520 shares of Riverview’s common stock, respectively.  Further, The First National Bank of Marysville, the wholly owned subsidiary of First Perry, and Halifax National Bank, the wholly owned subsidiary of HNB, consolidated to form Riverview National Bank, which became the wholly owned subsidiary of Riverview.  The primary reason for the combination was to pool resources to provide greater products and services to customers in the contiguous counties, and to provide better efficiencies and cost savings through the consolidation of operations.  On March 14, 2011, Riverview National Bank filed an application with the Pennsylvania Department of Banking to convert from a national banking association to a Pennsylvania state-chartered bank.  The conversion was effective November 19, 2011 at which time the Bank became known as Riverview Bank and its operating divisions Marysville Bank and Halifax Bank.

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

As of the 2011 year end, Riverview achieved net income of $1,561,000, an increase of 21.3% from net income of $1,287,000 for the 2010 year end.  Basic earnings per share of $0.90 per share in 2011 increased 21.6% over basic earnings per share of $0.74 per share in 2010.  Diluted earnings per share of $0.89 per share in 2011 increased 20.3% from diluted earnings per share of $0.74 per share in 2010.  The increase in the earning per share is attributable to an increase in net income year over year as well as a decrease in outstanding common shares as a result of the common shares repurchased by Riverview under its Stock Repurchase program.  The return on average assets was 0.56% as of the 2011 year end compared with 0.49% as of the 2010 year end.  Return on average equity was 6.02% in 2011 compared to 5.01% in 2010.  The increase in both ratios is principally due to the increase in net income during 2011.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

Riverview’s profitability is largely a function of the spread between interest rates earned on earning assets and the interest rates paid on deposits and other interest bearing liabilities.  Like most financial institutions, Riverview’s net interest income and margin are affected by general economic conditions and other factors, including fiscal and monetary policies of the federal government that influence market interest rates and Riverview’s ability to respond to changes in such rates.  At any given time, Riverview’s assets and liabilities may be such that they are affected differently by a change in interest rates.  The change in net interest income from year to year may be due to changes in interest rates, changes in volumes of interest-earning assets and interest bearing liabilities as well as changes in the mix of such assets and liabilities.

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

2011 Compared to 2010

Total interest income decreased on a FTE basis by $62,000, or 0.5%, to $12,856,000 for 2011 from $12,918,000 for 2010.  This decrease was due to the decline in the yield from total interest-earning assets to 4.99% for 2011 from 5.35% for 2011.  Although total interest-earning assets increased on average by $16,246,000 or 6.7% to $257,701,000 for 2011 from $241,455 for 2010, the yield related to loans, which makes up the largest component of total interest-earning assets, decreased to 5.88% for 2011 from 6.15% for 2010.  In addition, the volume of other interest-earning assets, which generates the lowest yield of all interest-earning assets, increased by $12,700,000 in 2010.  The increase in the yield from total securities to 4.20% for 2011 from 3.94% for 2010 helped to somewhat minimize the impact from the decline in the loan yield.

Total interest expense decreased $397,000, or 9.7% to $3,681,000 for the year ended December 31, 2011 from $4,078,000 for the year ended December 31, 2010.  Cost of funds decreased to 1.59% at the end of 2011 from 1.89% at the end of 2010.  The decline in the cost of funds offset the 7.1% increase in the volume of average interest-bearing liabilities year over year.

Net interest income calculated on a FTE basis increased $335,000, or 3.8%, to $9,175,000 for the year ended December 31, 2011 from $8,840,000 for the year ended December 31, 2010.  Riverview’s net interest spread decreased to 3.40% at December 31, 2011 from 3.46% at December 31, 2010, while its net interest margin decreased to 3.56% at December 31, 2011 from 3.66% at December 31, 2010.  In consideration of the increased volume of interest-earning assets and interest-bearing liabilities and a declining interest rate environment, management proactively managed the cost associated with interest-bearing liabilities to offset the decline in yields from interest earning assets.

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

Net interest income calculated on a FTE basis increased $1,243,000, or 16.4%, to $8,840,000 for the year ended December 31, 2010 from $7,597,000 for the year ended December 31, 2009.  Riverview’s net interest spread (on a fully tax equivalent basis) increased to 3.46% for 2010 from 3.14% for 2009, while net interest margin (on a fully tax equivalent basis) increased to 3.66% for 2010 from 3.43% for 2009.  Management managed the cost associated with interest bearing liabilities and was able to improve its net interest spread and margin even though the yields from interest earning assets declined.

Table 1 presents a summary of Riverview’s average balances, interest rates, interest income and expense, the interest rate spread and the net interest margin, adjusted to a fully tax-equivalent basis, for the years ended December 31, 2011, 2010 and 2009.

TABLE 1

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

Year Ended December 31,	2011			2010			2009
	Average			Average			Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
Assets
Interest-earning Assets
Securities:
Taxable securities (2)	$28,115	$944	3.36%	$34,261	$1,043	3.04%	$15,731	$514	3.27%
Tax-exempt securities (1)(2)	16,825	942	5.60%	13,909	855	6.15%	11,516	686	5.96%
Total securities	44,940	1,886	4.20%	48,170	1,898	3.94%	27,247	1,200	4.40%

Loans (1)(3)
Consumer	1,921	139	7.24%	2,409	176	7.31%	4,959	281	5.67%
Commercial	14,454	793	5.49%	12,723	749	5.89%	11,647	749	6.43%
Real estate	168,583	9,951	5.90%	163,070	10,026	6.15%	159,136	10,065	6.32%
Total loans	184,958	10,883	5.88%	178,202	10,951	6.15%	175,742	11,095	6.31%

Other interest-earning assets	27,803	87	0.31%	15,083	69	0.46%	18,616	162	0.87%

Total interest-earning assets	257,701	12,856	4.99%	241,455	12,918	5.35%	221,605	12,457	5.62%

Non-interest earning assets	21,772			21,195			21,217

Total Assets	$279,473			$262,650			$242,822

Liabilities and Shareholders’ Equity

Interest-bearing Liabilities
Deposits:
Interest-bearing demand deposits	$87,976	$1,126	1.28%	$76,147	$1,130	1.48%	$40,337	$602	1.49%
Savings deposits	32,814	145	0.44%	31,071	304	0.98%	28,709	302	1.05%
Time deposits	97,940	2,099	2.14%	96,376	2,362	2.45%	108,321	3,569	3.29%
Total deposits	218,730	3,370	1.54%	203,594	3,796	1.86%	177,367	4,473	2.52%

Borrowings:
Short-term borrowings	1,002	3	0.30%	1,217	7	0.58%	8,111	49	0.60%
Long-term borrowings	11,108	308	2.77%	10,690	275	2.57%	10,391	338	3.25%
Total borrowings	12,110	311	2.57%	11,907	282	2.37%	18,502	387	2.09%

Total interest-bearing liabilities	230,840	3,681	1.59%	215,501	4,078	1.89%	195,869	4,860	2.48%

Non-interest bearing liabilities:
Demand deposits	21,319			19,950			20,338
Other liabilities	1,393			1,520			1,652

Shareholders’ equity	25,921			25,679			24,963

Total Liabilities and Shareholders’ Equity	$279,473			$262,650			$242,822

Net Interest Income		$9,175			$8,840			$7,597

Net Interest Spread			3.40%			3.46%			3.14%

Net Interest Margin			3.56%			3.66%			3.43%

(1)   Yields on tax-exempt assets have been calculated on a fully tax equivalent basis assuming a tax rate of 34%.

(2)   Available-for-sale securities are reported at amortized cost for purposes of calculating yields.

(3)   For yield calculation purposes, non-accruing loans are included in the average loan balances, and any income recognized on these loans is included in interest income.

Table 2 highlights the impact of changing interest rates and volumes on interest income and interest expense for the periods indicated.

TABLE 2

RATE VOLUME ANALYSIS OF NET INTEREST INCOME

FOR THE YEARS ENDED DECEMBER 31,

	2011 vs. 2010			2010 vs. 2009
	Increase/(Decrease)			Increase/(Decrease)
(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest-Earning Assets:
Interest-bearing due from banks and federal funds sold	$41	$(23)	$18	$(17)	$(76)	$(93)
Securities, taxable (1)	(209)	110	(99)	565	(36)	529
Securities, tax-exempt (1)	162	(75)	87	148	21	169
Loans (1)	413	(481)	(68)	137	(281)	(144)
Net Change in Interest Income	407	(469)	(62)	833	(372)	461

Interest-Bearing Liabilities:
Interest-bearing demand deposits	148	(152)	(4)	532	(4)	528
Savings deposits	9	(168)	(159)	22	(20)	2
Time deposits	36	(299)	(263)	(297)	(910)	(1,207)
Borrowings:
Short-term borrowings	(1)	(3)	(4)	(40)	(2)	(42)
Long-term borrowings	12	21	33	8	(71)	(63)
Net Change in Interest Expense	204	(601)	(397)	225	(1,007)	(782)

CHANGE IN NET INTEREST INCOME	$203	$132	$335	$608	$635	$1,243

(1)                                 Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

Provisions for loan losses represent management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio.   Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  The Bank performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, Riverview recorded a provision of $946,000 for the year ended December 31, 2011 as compared with $1,506,000 recorded for the 2010 year end.  The provision for 2011 was driven by specific allocations to the reserve for loans measured for impairment during the year, an increase in the qualitative factors applied to unimpaired loan pools, warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with an unallocated provision generally reflecting significant loan growth stemming from the opening of new branch and commercial office in Schuylkill County.  The allowance for loan losses was $3,423,000 or 1.72%

of total loans outstanding at December 31, 2011 as compared to $2,973,000, or 1.67% of total loans at December 31, 2010.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at December 31, 2011 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

Non-interest income is an important component of net income for Riverview, representing 15.2% of the total revenues (comprised of net interest income and non-interest income) as of the 2011 year end as compared with 13.5% as of the 2010 year end.  Non-interest income consists primarily of customer service fees and charges derived from deposit accounts, mortgage banking activities, the investment in bank owned life insurance (“BOLI”) and gains from the sale of loans and available-for-sale securities.

The following table presents the components of non-interest income and related fluctuations for the years ended December 31, 2011 and 2010.

Non-Interest Income

	Years Ended December 31,
	(Dollars in thousands)
	2011	Increase (Decrease) Amount	%	2010
Service charges on deposit accounts	$280	$(38)	(11.9)%	$318
Other service charges and fees	357	12	3.5%	345
Earnings on cash value of life insurance	405	156	62.7%	249
Gain on sale of available-for-sale securities	274	268	4466.7%	6
Gain on sale of other real estate owned	9	(4)	(30.8)%	13
Gain from sale of held for sale mortgage loans	258	(131)	(33.7)%	389
	$1,583	$263	19.9%	$1,320

Total non-interest income increased 19.9% as of December 31, 2011 as compared with December 31, 2010 and is attributable to the following:

•                  The decrease in service charges is due to a decrease in overdraft and NSF fees which the Bank could no longer charge deposit customers in accordance with regulatory changes unless customers “opted in” to utilize the overdraft protection service.

•                  The increase in other service charges and fees reflects the impact of recording more ATM and interchange fees associated with increased transactional volume.

•                  Earnings from the cash value of life insurance were higher in 2011 as compared with 2010 because of the receipt of additional income of $170,000 from the proceeds of bank owned life insurance due to the unexpected passing of a director during the third quarter of 2011.

•                  The gain on the sale of available-for-sale securities was higher for 2011 because the Bank sold more investment securities from its portfolio as compared with 2010.

•                  During 2011 the Bank realized a gain of $9,000 from the sale of other real estate owned.  This gain was $4,000 less than the amount of the gain that was recorded in 2010 from the sale of another real estate property that was owned.

•                  The Bank recorded less of a gain from the sale of mortgage loans during 2011 as a result of a decrease in the volume of loans available-for-sale servicing released to Freddie Mac as compared with 2010.

Non-Interest Expenses

The following table presents the components of non-interest expenses and the related changes for the years ended 2011 and 2010:

Non-Interest Expenses

	Years Ended December 31,
	(Dollars in thousands)
	2011	Increase (Decrease) Amount	%	2010
Salaries and employee benefits	$3,948	$552	16.3%	$3,396
Occupancy expense	794	88	12.5%	706
Equipment expense	465	62	15.4%	403
Telecommunications and processing charges	601	92	18.1%	509
Postage and office supplies	201	(4)	(2.0)%	205
FDIC premium	285	(75)	(20.8)%	360
Bank shares tax expense	246	(22)	(8.2)%	268
Directors’ compensation	249	(7)	(2.7)%	256
Professional services	177	26	17.2%	151
Other expenses	654	118	22.0%	536
Total non-interest expenses	$7,620	$830	12.2%	$6,790

The increase of $830,000 or 12.2% in non-interest expenses is primarily attributable to the Bank’s overall growth.  Specific expenses that had the greatest impact in increasing non-interest expenses included:

•                  Higher salary and benefit expenses were due to staff additions as a result of opening a new branch and a commercial office in Schuylkill County.  Further contributing to the increase in these costs was the impact of increased executive management bonus compensation.

•                  Increased occupancy and equipment expenses are attributable to the opening of a new branch and a commercial office in Schuylkill County.

•                  Higher telecommunications costs were associated with the conversion to a new telephone system, where additional expense was incurred as a result of early termination fees and charges associated with the need to maintain certain system redundancies.  Further adding to the increase in this expense were the data processing charges associated with establishing a new branch and commercial office.

•                  The lower FDIC premium expense was attributable to the FDIC’s ruling to change the base assessment rate in the calculation of the premium from domestic deposits to average assets.

•                  Bank shares tax expense for 2011 was lower as a result of receiving tax credits under the Pennsylvania sponsored educational improvement tax credit program associated with contributions the Bank made to educational improvement organizations.

•                  Increased professional service expenses were associated with higher legal costs relating to various special projects that occurred in 2011, which included the implementation of a dividend reinvestment plan and the conversion of the Bank’s charter.

•                  Other expenses increased as a result of the Bank’s growth and its need to utilize outside service providers, as was the case in contracting an independent stock transfer agent.

Income Taxes

The provision for federal income tax expense was $265,000 for the year ended December 31, 2011 as compared to $229,000 for the year ended December 31, 2010.  The tax provision increased $36,000, or 15.7%, as a result of the increased level of net income achieved in 2011.  The tax provision reflects an effective tax rate of approximately 15% for 2011 and 15.1% for 2010.  The fact that there was no material change in the effective tax rate, considering that net income before taxes increased $310,000, or 20.4% year over year, is attributable to the tax free income generated from certain investment securities, loans and bank owned life insurance, which offset the increased level of net income.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income and non-taxable income from bank owned life insurance.

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

TABLE 3

SECURITIES

	December 31,
	2011	2010	2009
	(In thousands)
Available-for-sale securities:
U.S. Government agencies securities	$—	$1,326	$2,375
State and municipal	17,103	16,832	14,950
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	17,826	18,909	15,637
Collateralized mortgage obligations (CMOs)	7,636	11,629	1,621
	$42,565	$48,696	$34,583

During 2011 the outstanding balances of U.S. Government agency, mortgage-backed and CMO securities declined because of scheduled payments, maturities and unexpected pre-payments associated with each type of security.  The increase in the balance of state and municipal bonds is attributable to the increased market value of the municipal bonds in the portfolio.

Included in the carrying values of investment securities at December 31, 2011 is a net unrealized gain of $1,525,000, compared to a net unrealized loss of ($44,000) at December 31, 2010.  At December 31, 2011, the unrealized gain on securities available-for-sale, net of tax, included in shareholders’ equity totaled $1,006,000, as compared to ($29,000) at December 31, 2010.  The net increase in the carrying value of securities in the portfolio is reflective of pressure on investment security prices as a result of a decrease in interest rates on the long end of the Treasury yield curve.  As the yield curve declined on the long end of the curve, the market value increased.

Riverview conducts a periodic review and evaluation of the securities portfolio to determine if any declines in the fair values of securities are other-than-temporary.  If such declines were deemed to be other-than-temporary, Riverview would measure the total credit-related component of the unrealized loss and recognize that portion of the loss as a charge to current period earnings.  The remaining portion of the unrealized loss would be recognized as an adjustment to accumulated other comprehensive income.  The market value of the securities portfolio is significantly affected by changes in interest rates.  In general, as interest rates rise, the market value of fixed-rate securities decreases and as interest rates fall, the market value of fixed rate securities increases.  No securities are considered other-than-temporarily-impaired based on management’s evaluation of the individual securities, including the extent and length of the unrealized loss, Riverview’s ability to hold the security until maturity or until the fair value recovers, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio and the portfolio does not contain high risk securities or derivatives as of December 31, 2011.

Riverview’s investment in the stock of the FHLB is required for membership in the organization and is carried at cost since there is no market value available.  The amount that Riverview is required to invest is based upon a formula which weighs a dependence upon the relative size of outstanding borrowings that it has with the FHLB.  Excess stock was typically repurchased at par by the FHLB from Riverview if borrowings declined to a predetermined level.  In late December 2008, the FHLB announced that it suspended the payment of dividends and the repurchase of excess capital stock to preserve its capital level.  That decision was based on FHLB’s analysis and consideration of certain negative market trends and the impact those trends had on its financial condition.  Based upon its agreement with its member banks, the FHLB is not generally required to redeem membership stock until five years after the membership has terminated.  However, in October 2010 the FHLB redeemed approximately 5% of excess outstanding stock.  Since that time the FHLB has continued to periodically redeem its stock.  Riverview’s FHLB stock holdings were reduced by 4,481 shares to 15,317 shares, equivalent to $1,531,700 as of December 31, 2011.  On February 22, 2012, the FHLB announced the payment of a dividend to its member banks at an annualized rate of 0.10% based on the bank’s average FHLB stock holding for the fourth quarter of 2011.  On February 23, 2012, the Bank received a dividend of $392 from the FHLB.  Management believes that the FHLB will continue to be a primary source of wholesale liquidity for both short- and long-term funding and has concluded that its investment in FHLB stock is not other-than-temporarily impaired.  Riverview continues to monitor and assess the financial condition of the FHLB on a quarterly basis.

Table 4 presents the maturities and average weighted yields of the securities portfolio at fair value as of December 31, 2011.  Yields are based on amortized cost.

TABLE 4

MATURITIES AND WEIGHTED AVERAGE YIELDS OF SECURITIES

(Dollars in thousands)	1 Year or Less		1 to 5 Years		5 to 10 Years		Over 10 Years or No Maturity		Total
Due In:	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
State and municipal	$446	6.05%	$513	2.42%	$7,447	5.47%	$8,697	5.72%	$17,103	5.52%
Mortgage-backed securities	2	1.64%	—	—	—	—	17,824	3.53%	17,826	3.53%
CMOs	—	—	—	—	—	—	7,636	2.70%	7,636	2.70%
	$448	6.03%	$513	2.42%	$7,447	5.47%	$34,157	3.90%	$42,565	4.18%

All securities are available-for-sale and accounted for at fair value.

Weighted average yields are calculated on a fully taxable equivalent basis assuming a tax rate of 34%.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  At December 31, 2011, total loans receivable (net of the allowance for loan losses, unearned fees and origination costs) amounted to $196,026,000, an increase of $20,962,000, or 12%, as compared with $175,064,000 as of December 31, 2010.  Loans receivable, net of the allowance for loan losses, represent 68.2% of total assets and 79.6% of total deposits as of December 31, 2011, as compared to 63.6% and 73.8%, respectively, at December 31, 2010.  All of Riverview’s loans are to domestic borrowers.

Table 5 presents the composition of the total loan portfolio for the periods presented:

TABLE 5

TOTAL LOANS OUTSTANDING

	December 31,
		% of		% of		% of		% of		% of
(Dollars in thousands)	2011	Total	2010	Total	2009	Total	2008	Total	2007	Total

Commercial, financial, agricultural	$17,357	8.7%	$12,616	7.1%	$13,614	7.9%	$12,967	7.3%	$8,845	10.5%
Real Estate:
Construction	17,673	8.9%	18,399	10.4%	17,372	10.1%	18,173	10.2%	9,059	10.8%
Mortgage	94,961	47.7%	93,582	52.6%	92,206	53.3%	94,322	52.8%	47,324	56.3%
Commercial	67,269	33.8%	51,052	28.7%	46,728	27.0%	48,773	27.3%	15,352	18.2%
Consumer installment	1,787	0.9%	2,162	1.2%	2,988	1.7%	4,210	2.4%	3,558	4.2%
Total loans	$199,047	100.0%	177,811	100.0%	172,908	100.0%	178,445	100.0%	84,138	100.0%
Deferred loan fees	402		226		36		(266)		(234)
Total loans, net of fees	199,449		178,037		172,944		178,179		83,904
Allowance for loan losses	(3,423)		(2,973)		(2,560)		(1,710)		(970)
Total loans, net	$196,026		$175,064		$170,384		$176,469		$82,934

                Loan growth for the 2011 year end as compared with the 2010 year end is attributable to a 37.6% increase in commercial loans as well as increases in real estate loans, where commercial real estate loans increased 31.8%, and residential mortgages increased 1.5%.  The limited percentage growth in residential mortgage loans was due to the fact that the Bank sold mortgage loans servicing rights released to Freddie Mac so that not all of the mortgage loans originated remain on the records of the Bank.  The benefit of selling mortgage loans versus keeping them in the portfolio resulted in generating fee income while eliminating interest rate risk associated with those loans.  Going forward, the Bank will continue to evaluate its options regarding residential mortgage loans in consideration of its relationship with its customers, the interest rate environment and overall economic conditions.  In general, management projects continued growth in the loan portfolio as the Bank has expanded its footprint in the Schuylkill County area and as the economy improves and opportunities are identified in Riverview’s market area.

The Bank takes a balanced approach to its lending activities and manages risk associated with its loan portfolio by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ongoing monitoring efforts with attention to portfolio dynamics and mix, and procedures that are consistently applied and updated on an annual basis.  Riverview contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits.  Separately, every loan booked and loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws.  Riverview has not lessened its loan underwriting criteria during this time, and management believes its standards continue to remain conservative.

Other than as described herein, management does not believe there are any trends, events, or uncertainties that are reasonably expected to have a materially adverse impact on future results of operations, liquidity, or capital resources.

Table 6 summarizes the loan maturities and interest sensitivity for a segment of the loan portfolio.

TABLE 6

LOAN MATURITIES AND SENSITIVITY TO CHANGES IN INTEREST RATES

COMMERCIAL AND CONSTRUCTION LOANS

December 31, 2011

(In thousands)	Due Within 1 Year	Due 1 - 5 Years	Due Over 5 Years	Total
Commercial, financial, agricultural	$9,152	$7,347	$858	$17,357
Real estate, construction	6,725	10,322	626	17,673
Total	$15,877	$17,669	$1,484	$35,030

By interest rate structure:
Fixed rate	$3,826	$11,032	$1,484	$16,342
Variable rate	12,051	6,637	—	18,688
Total	$15,877	$17,669	$1,484	$35,030

Credit Risk and Loan Quality

One of Riverview’s key objectives has been and continues to be to maintain a high level of asset quality.  Riverview strives to proactively monitor credit risk and exposure to ensure and protect the quality of its loan portfolio.  Credit policy requires that underwriting, loan documentation and credit analysis standards be met prior to the approval and funding of any loan.  These practices have contributed to the strength and credit quality of Riverview’s loan portfolio and have protected the portfolio during economic periods of uncertainty.

Table 7 presents information about Riverview’s nonperforming loans and nonperforming assets for the periods presented.

TABLE 7

RISK ELEMENTS AND ASSET QUALITY RATIO

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Non-accruing loans	$4,709	$2,779	$3,123	$128	$210
Accruing loans past due 90 days or more	1,073	1,535	219	152	932
Total nonperforming loans	5,782	4,314	3,342	280	1,142
Foreclosed real estate	1,298	230	312	144	327
Total nonperforming assets	$7,080	$4,544	$3,654	$424	$1,469

Restructured loans performing in accordance with modified terms	$4,262	$529	$1,992	$—	$—

Non-accrual loans:
Interest income that would have been recorded on non-accruing loans	$216	$138	$193	$10	$64

Interest income for above loans included in net income for the period	$53	$26	$89	$8	$51

Ratios:
Nonperforming loans to total loans	2.90%	2.42%	1.93%	0.16%	1.38%

Nonperforming assets to total assets	2.46%	1.65%	1.44%	0.18%	1.20%

Allowance for loan losses to nonperforming loans	59.20%	68.92%	76.60%	610.71%	84.94%

Commitments to lend additional funds to nonperforming loan customers	$—	$—	$—	$—	$—

Non-performing assets include accruing loans past due 90 days or more, non-accruing loans and foreclosed real estate.  The non-performing assets to total assets ratio presented in the table for the 2011 year end reflects deterioration in the credit quality of the loan portfolio since the 2010 year end.  During the twelve months of 2011, the Bank experienced an increase in total non-performing loans due to an increase of $1,930,000 in non-accrual loans and offset by a decline of $462,000 in accruing loans past due 90 days.   The increase in non-accrual loans as of December 31, 2011 as compared with the 2010 year end is attributable primarily to two unrelated customers who are experiencing financial difficulties - one customer has four residential real estate loans totaling $1,557,000, and the other is a commercial/farm relationship with five loans totaling $1,603,000, of which $983,000 is guaranteed by the USDA.

Riverview had $1,298,000 in real estate acquired through foreclosure as of December 31, 2011 as compared with $230,000 as of December 31, 2010.  The foreclosed real estate as of the 2011 year end consists of one single family home located in one of the communities serviced by Riverview and one residential development loan totaling $1,066,000, representing Riverview’s purchased participation in a loan made by another financial institution to a now defunct developer.  The increase at December 31, 2011 from December 31, 2010 is due to the transfer of the residential development loan to other real estate, which had been carried the prior year as a non-accruing impaired loan.  Each of the foreclosed loans has been marked to the appropriate realizable value, and at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding in any one category.  The following table presents loan concentrations as of December 31, 2011 and December 31, 2010.

(Dollars in thousands)	December 31, 2011	December 31, 2010
Loans to Lessors of:
Residential buildings and dwellings	$37,599	$35,232
Nonresidential buildings	25,022	21,838

Although such loans were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market.    Although delinquency and non-performing loans have increased during the year in these portfolios, the performance of these portfolios continues to be acceptable with no losses for the year.

Demand for office space was solid in 2011 in Riverview’s market area with absorption reaching the highest level since 2006.  The marketplace showed continuing signs of improvement with positive absorption and stable to improving vacancy rates in all classes of space during 2011.  Riverview’s non-residential market has not suffered the serious deterioration evident in certain other areas in the country.  As such, management does not believe that this concentration is an adverse trend to Riverview at this time.

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

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of the known and inherent losses in the existing loan portfolio.  Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with U.S generally accepted accounting principles (“GAAP”).  The determination of an appropriate level of the allowance for loan losses is based upon an analysis of the risks inherent in the Bank’s loan portfolio.  Management makes significant estimates and assumptions in determining the allowance for loan losses.  Since the allowance for loan losses is dependent on conditions that may be beyond the Bank’s control, it is at least reasonably possible that management’s estimates of the allowance for loan losses and actual results could differ.  In conjunction with an external loan review function that operates independent of the lending function, management monitors the loan portfolio to identify risks on a timely basis so that an appropriate allowance is maintained.

Management closely monitors the quality of the loan portfolio and performs a quarterly analysis of the appropriateness of the allowance for loan losses.  This analysis considers a number of relevant factors including: historical loan loss experience, general economic conditions, levels of and trends in delinquent and non-performing loans, levels of classified loans, trends in the growth rate of loans and concentrations of credit.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revisions as more information becomes available.  Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for loan losses to Riverview’s Board of Directors detailing significant events that have occurred since the last review.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•                  risk of imprecision in the specific and general reserve allocations;

•                  other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill County region;

•                  variances in management’s assessment of national and local economic conditions; and

•                  other internal or external factors that management believes appropriate at the time.

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

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $946,000 was made to the allowance for loan losses for the twelve months ended December 31, 2011 as compared with the $1,506,000 provision made for the twelve months ended December 31, 2010.  Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Table 8 sets forth information as to the analysis of the allowance for loan losses and the allocation of the loan losses as of the dates indicated:

TABLE 8

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

	December 31,
(Dollars in thousands)	2011	2010	2009	2008	2007

Allowance, beginning of year	$2,973	$2,560	$1,710	$970	$867
Provision for loan losses	946	1,506	1,125	380	120
Allowance acquired from HNB	—	—	—	496	—

Loans charged off:
Commercial, financial, agricultural	398	580	217	32	—
Real estate mortgage	114	522	59	125	14
Installment	2	5	—	2	15
Total charged-off	514	1,107	276	159	29

Loan recoveries:
Commercial, financial, agricultural	18	11	—	—	—
Real estate mortgage	—	3	—	23	4
Installment	—	—	1	—	8
Total recoveries	18	14	1	23	12
Net loans charged off	496	1,093	275	136	17

Allowance, end of year	$3,423	$2,973	$2,560	$1,710	$970

Net charge-offs to average loans	0.27%	0.61%	0.16%	0.14%	0.02%
Allowance for loan losses to total loans	1.72%	1.67%	1.48%	0.96%	1.16%

The increase in the allowance for loan losses as a percentage of total loans as of December 31, 2011 as compared with December 31, 2010 is reflective of specific allocations to the reserve for loans measured for impairment during the year, an increase in the qualitative factors applied to unimpaired loan pools warranted by an increase in past due, non-performing and criticized/classified assets year over year, along with an unallocated provision generally reflecting significant loan growth stemming from the opening of a new branch and a commercial office in Schuylkill County.  Management continues to be attentive to potential deterioration in credit quality due to economic pressures, economic conditions and the softness in real estate prices in the markets served by Riverview.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Table 9 details the allocation of the allowance for loan losses to the various loan categories at December 31, 2011, 2010, 2009, 2008 and 2007.  The allocation is made for analytical purposes and is not necessarily indicative of the loan categories in which future credit losses may occur.  The total allowance is available to absorb losses from any segment of loans.

TABLE 9

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

	2011		2010		2009		2008		2007
		% Gross		% Gross		% Gross		% Gross		% Gross
(Dollars in thousands)	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial, financial and agricultural	$693	8.7%	$612	7.1%	$819	7.9%	$124	7.3%	$165	10.5%
Real estate loans:
Construction	147	8.9%	353	10.4%	18	10.1%	77	10.2%	47	10.8%
Mortgage	1,108	47.7%	719	52.6%	356	53.3%	403	52.8%	419	56.3%
Commercial	1,118	33.8%	1,264	28.7%	1,293	27.0%	928	27.3%	216	18.2%
Consumer loans	24	0.9%	25	1.2%	74	1.7%	116	2.4%	43	4.2%
Unallocated	333	n/a	—	n/a	—	n/a	62	n/a	80	n/a

Total	$3,423	100.0%	$2,973	100.0%	$2,560	100.0%	$1,710	100.0%	$970	100.0%

Since the total amount of mortgage loans increased 54.2% year over year, a significantly larger percentage of the allowance for loan losses shifted towards the mortgage segment of the portfolio as of December 31, 2011 versus December 31, 2010.  This is due to specific allocations on loans measured for impairment, as well as higher qualitative risk factors applied to this segment reflecting increased delinquency and non-performing assets.  In addition, an unallocated allowance for loan losses was made during 2011.  Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•                  risk of imprecision in the specific and general reserve allocations;

•                  other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill County region;

•                  variances in management’s assessment of national and local economic conditions; and

•                  other internal or external factors that management believes appropriate at the time.

Management currently believes the allowance for loan losses at December 31, 2011 is adequate in relation to the estimate of known inherent losses in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Deposits

Riverview generates and services deposits through the Bank’s traditional branch banking delivery system.  Deposits are Riverview’s major source of funds available for lending and other investment purposes.  Total deposits at December 31, 2011, were $246, 342,000, an increase of $9,070,000, or 3.8%, over total deposits of $237,272,000 as of December 31, 2010.  Noninterest bearing deposits increased 21.6% at December 31, 2011 since the 2010 year end, and interest bearing deposits increased $5,080,000 or 2.3%.  In particular, interest bearing demand deposit accounts, which include the Bank’s Hometown NOW deposit product, experienced the highest growth of 18.5% during 2011 since the 2010 year end, while the other interest bearing deposit categories, which include savings and time deposits, respectively declined.

Table 10 sets forth the average balance of the Bank’s deposits and the average rates paid on those deposits for the years ended December 31, 2011, 2010 and 2009.  All deposits are domestic deposits.

TABLE 10

AVERAGE DEPOSITS BY MAJOR CLASSIFICATION

	December 31,
	2011		2010		2009
(Dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$21,319	0.00%	$19,950	0.00%	$20,338	0.00%
Interest-bearing demand	87,976	1.28%	76,147	1.48%	40,337	1.49%
Savings	32,814	0.44%	31,071	0.98%	28,709	1.05%
Time	97,940	2.14%	96,376	2.45%	108,321	3.29%

Total deposits	$240,049		$223,544		$197,705

Table 11 displays the remaining maturities and amounts of time certificates issued in denominations of $100,000 or more at December 31, 2011.

TABLE 11

DEPOSIT MATURITIES

(In thousands)	Time Certificates

Three months or less	$5,310
Over three months but within six months	2,032
Over six months but within twelve months	7,139
Over twelve months	14,182
Total	$28,663

Borrowings

Short-term borrowings are generally used to meet temporary funding needs and consist of federal funds purchased, securities sold under agreements to repurchase, and overnight and short-term borrowings from the Federal Home Loan Bank of Pittsburgh.  Short-term borrowings at December 31, 2011 and 2010 were comprised of securities sold under agreements to repurchase and decreased $75,000 to $893,000 at December 31, 2011 as compared with $968,000 as of December 31, 2010.

Long-term borrowings are generally utilized as a resource to fund growth.  Riverview also considers the use of long-term borrowings as a means of managing its cost of funds.  Long-term borrowings are also utilized as a tool to control interest rate positions within the overall asset-liability management function.  All borrowings of this nature have been provided through the FHLB.  Long-term borrowings as of December 31, 2011 increased $1,495,000 from the prior year end to $12,178,000 as compared to $10,683,000 as of December 31, 2010.  During the third quarter of 2011, Riverview borrowed $1,500,000 from a local community bank.  Offsetting the additional amount borrowed was the amortization of a premium on borrowings associated with purchase adjustment entries resulting from the consolidation and formation of the Bank as of December 31, 2008.

Additional information relating borrowings can be found in Note 10 — Borrowings — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

Shareholders’ Equity and Capital Requirements/Ratios

A strong capital position is fundamental to support continued growth.  The net result of activity that affected shareholders’ equity during the year resulted in an increase of $1,479,000 in total shareholders’ equity to $26,406,000, at December 31, 2011, from $24,927,000, at December 31, 2010.  A summary of the transactions include:

•                  Net income of $1,561,000 generated in 2011;

•                  An increase of $1,035,000 in the change of accumulated other comprehensive income associated with the net unrealized gains on securities available-for-sale;

•                  The payment of quarterly cash dividends to shareholders totaling $912,000 in 2011 reduced shareholders’ equity.

•                  The recording of $27,000 in compensation cost associated with the granting of options.

•                  Repurchase of $232,000 in common stock under the Stock Repurchase program.

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

The Bank is also subject to leverage capital requirements.  This requirement compares capital (using the definition of Tier I capital) to quarterly average balance sheet assets and is intended to supplement the risk-based capital ratio in measuring capital adequacy.  The guidelines set a minimum leverage ratio of 3% for institutions that are highly rated in terms of safety and soundness, and which are not experiencing or anticipating any significant growth.  Other institutions are expected to maintain capital levels of at least 1% or 2% above that minimum.  As of December 31, 2011, the Bank had a Tier I leverage ratio of 8.7%.

Table 13 provides a comparison of the Bank’s risk-based capital ratios and leverage ratios at December 31, 2011 and 2010:

TABLE 13

CAPITAL RATIOS

	December 31,
(Dollars in thousands)	2011	2010

Tier 1 capital	$24,851	$22,896
Tier II, allowable portion of:
Allowance for loan losses	2,382	2,088

Total capital	$27,233	$24,984

Tier I risk-based capital ratio	13.1%	13.8%

Total risk-based capital ratio	14.4%	15.0%

Tier I leverage ratio	8.7%	8.4%

Note:                  Unrealized gains or losses on securities available-for-sale and goodwill and intangible assets are excluded from regulatory capital components of risk-based capital and leverage ratios.

At December 31, 2011 and 2010, the Bank exceeded the minimum regulatory capital requirements and was considered to be “well capitalized” under applicable federal regulations.  Additional information relating to regulatory capital ratios can be found in Note 13 — Regulatory Matters and Shareholders’ Equity — in Part II, Item 8 — Financial Statements and Supplementary Data incorporated in this Form 10-K.  The Bank’s total capital increased $2,249,000 to $27,233,000 at December 31, 2011 from $24,984,000 at December 31, 2010.  The increase was attributable to the Bank’s 2011 earnings and a capital contribution of $1,500,000 made by Riverview.  Although total capital increased 9% year over year, there was little change in the respective capital ratios because average assets, which grew to $284,780,000 for the 2011 year end from $272,739,000 for the 2010 year end, outpaced capital growth.

The maintenance of a solid capital foundation continues to be a primary goal for Riverview.   An objective of the capital planning process is to effectively balance the retention of capital to support future growth, while at the same time, provide shareholders with an attractive long-term return on their investment.  Management believes that Riverview’s capital position is adequate to support current operations and growth, and anticipates earnings to grow in tandem with asset growth.  However, management is conscious of the impact that either rapid expansion or lower than projected earnings may potentially have on deteriorating Riverview’s capital position.  Management proactively monitors the capital levels to ensure that they remain well in line with regulatory requirements, and is positioned to enact appropriate measures to ensure the strength of Riverview’s capital position.  While Riverview continues to look for growth opportunities, there are no other known events, trends or circumstances that would adversely impact capital.

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

Off-Balance Sheet Arrangements

Riverview’s financial statements do not reflect various off-balance sheet arrangements that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of loans approved but not yet funded, unused lines of credit and letters of credit made under the same standards as on-balance sheet instruments.  At December 31, 2011, Riverview had unfunded outstanding commitments to extend credit of $31,461,000 and outstanding letter of credit of $ 1,936,000.  Because these commitments have fixed expiration dates, and many will expire without being drawn upon, the total commitment level does not necessarily present significant liquidity risk to Riverview.  Refer to Note 11 of the consolidated financial statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $28,155,000 at December 31, 2011 as compared to $30,471,000 at December 31, 2010.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At December 31, 2011, unpledged available-for-sale securities with a carrying value of $17,055,000 were readily available for liquidity purposes, as compared with $21,298,000 at December 31, 2010.  The decrease of $4,243,000 in unpledged available-for-sale securities was attributable to the decline in the total investment portfolio.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  The Bank’s core deposits, which exclude certificates of deposit $250,000 and over, were $241,980,000 at December 31, 2011 as compared to $226,608,000 at December 31, 2010.  The increase in core deposits is the result of deposit growth attributable to the Bank’s Hometown NOW deposit product.  Core deposits have historically provided a source of relatively stable and low cost liquidity, as has also been the case for securities sold under agreements to repurchase.  Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of December 31, 2011, Riverview had access to two formal borrowing lines totaling $87,806,000 with the aggregate amount outstanding on these lines totaling $10,678,000.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at December 31, 2011 is adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

Return on Assets and Equity

The following table presents ratios as of the dates presented:

	December 31,
	2011	2010	2009

Return on average assets	0.56%	0.49%	0.46%
Return on average equity	6.02%	5.01%	4.45%
Dividend payout ratio	58.42%	67.99%	66.25%
Average equity to average assets ratio	9.27%	9.78%	10.28%

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

December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Riverview Financial Corporation

Halifax, Pennsylvania

We have audited the accompanying consolidated balance sheets of Riverview Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended.  Riverview Financial Corporation’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Riverview Financial Corporation and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Smith Elliott Kearns & Company, LLC
Smith Elliott Kearns & Company, LLC

Chambersburg, Pennsylvania
March 28, 2012

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
	(In thousands, except share data)
Assets
Cash and due from banks	$7,474	$5,514
Federal funds sold	1,283	—
Interest-bearing deposits	19,148	24,607
Cash and Cash Equivalents	27,905	30,121

Interest-bearing time deposits with banks	250	350
Investment securities available-for-sale	42,565	48,696
Mortgage loans held for sale	384	322
Loans, net of allowance for loan losses of $3,423 and $2,973	196,026	175,064
Premises and equipment	7,352	7,607
Accrued interest receivable	915	896
Restricted investments in bank stocks	1,597	2,311
Cash value of life insurance	5,891	5,823
Foreclosed assets	1,298	230
Goodwill	1,796	1,796
Intangible assets	111	150
Other assets	1,430	1,992

Total Assets	$287,520	$275,358
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$22,430	$18,440
Demand, interest-bearing	97,145	81,990
Savings and money market	32,297	32,652
Time	94,470	104,190

Total Deposits	246,342	237,272

Short-term borrowings	893	968
Long-term borrowings	12,178	10,683
Accrued interest payable	256	271
Other liabilities	1,445	1,237

Total Liabilities	261,114	250,431

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2011 and 2010 1,750,003 shares; outstanding 2011 1,722,041 shares; 2010 1,745,916 shares	875	875
Surplus	11,307	11,280
Retained earnings	13,490	12,841
Accumulated other comprehensive income	1,006	(29)
Treasury stock, at cost 2011 27,962 shares; 2010 4,087 shares	(272)	(40)

Total Shareholders’ Equity	26,406	24,927

Total Liabilities and Shareholders’ Equity	$287,520	$275,358

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$10,837	$10,894
Investment securities - taxable	944	1,043
Investment securities - tax exempt	622	564
Interest-bearing deposits	67	46
Dividends	20	23

Total Interest Income	12,490	12,570

Interest Expense
Deposits	3,370	3,796
Short-term borrowings	3	7
Long-term debt	308	275

Total Interest Expense	3,681	4,078

Net Interest Income	8,809	8,492

Provision for Loan Losses	946	1,506

Net Interest Income after Provision for Loan Losses	7,863	6,986

Noninterest Income
Service charges on deposit accounts	280	318
Other service charges and fees	357	345
Earnings on cash value of life insurance	405	249
Gain on sale of available-for-sale securities	274	6
Gain on sale of other real estate owned	9	13
Gain on sale of mortgage loans	258	389

Total Noninterest Income	1,583	1,320

Noninterest Expenses
Salaries and employee benefits	3,948	3,396
Occupancy expenses	794	706
Equipment expenses	465	403
Telecommunication and processing charges	601	509
Postage and office supplies	201	205
FDIC premium	285	360
Bank shares tax expense	246	268
Directors’ compensation	249	256
Professional services	177	151
Other expenses	654	536

Total Noninterest Expenses	7,620	6,790

Income before Income Taxes	1,826	1,516
Applicable Federal Income Taxes	265	229

Net Income	$1,561	$1,287

Basic Earnings Per Share	$0.90	$0.74
Diluted Earnings Per Share	$0.89	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011 and 2010

(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance - January 1, 2010	$875	$11,252	$12,429	$161	$—	$24,717

Comprehensive income:
Net income	—	—	1,287	—	—	1,287
Other comprehensive income	—	—	—	(190)	—	(190)

Total Comprehensive Income						1,097

Compensation cost of option grants	—	28	—	—	—	28

Cash dividends, $0.50 per share	—	—	(875)	—	—	(875)

Repurchase common stock	—	—	—	—	(40)	(40)

Balance — December 31, 2010	875	11,280	12,841	(29)	(40)	24,927

Comprehensive income:
Net income	—	—	1,561	—	—	1,561
Other comprehensive income/(loss)	—	—	—	1,035	—	1,035

Total Comprehensive Income						2,596

Compensation cost of option grants	—	27	—	—	—	27

Cash dividends, $0.525 per share	—	—	(912)	—	—	(912)

Repurchase common stock	—	—	—	—	(232)	(232)

Balance - December 31, 2011	$875	$11,307	$13,490	$1,006	$(272)	$26,406

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$1,561	$1,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	621	539
Provision for loan losses	946	1,506
Granting of stock options	27	28
Net amortization of premiums on securities available-for-sale	185	208
Net realized gain on sale of foreclosed real estate	(9)	(13)
Net realized gain on sale of securities available-for-sale	(274)	(6)
Acquisition of mortgage servicing rights	—	(49)
Amortization of intangible assets	39	40
Deferred income taxes	(234)	(15)
Proceeds from sale of mortgage loans	18,385	22,370
Net gain on sale of mortgage loans	(258)	(389)
Mortgage loans originated for sale	(18,189)	(22,303)
Earnings on cash value of life insurance	(235)	(249)
Decrease in accrued interest receivable and other assets	244	192
Increase (decrease) in accrued interest payable and other liabilities	193	(273)

Net Cash Provided by Operating Activities	3,002	2,873

Cash Flows from Investing Activities
Net maturities of interest-bearing time deposits	100	2,350
Securities available-for-sale:
Proceeds from maturities, calls and principal repayments	8,371	12,841
Proceeds from sales	19,989	6,350
Purchases	(20,571)	(33,794)
Net decrease in restricted stock	714	99
Net increase in loans	(23,044)	(6,343)
Purchases of premises and equipment	(366)	(908)
Proceeds from sale of foreclosed assets	76	252
Proceeds from life insurance	167	—

Net Cash (Used in) Investing Activities	(14,564)	(19,153)

Cash Flows from Financing Activities
Net increase in deposits	9,070	22,336
Net increase (decrease) in securities sold under agreements to repurchase	(75)	161
Proceeds from long-term borrowings	1,500	—
Amortization for long-term borrowings	(5)	(14)
Purchase of treasury stock	(232)	(40)
Dividends paid	(912)	(875)

Net Cash Provided by Financing Activities	9,346	21,568

Net Increase (Decrease) in Cash and Cash Equivalents	(2,216)	5,288

Cash and Cash Equivalents - Beginning	30,121	24,833

Cash and Cash Equivalents - Ending	$27,905	$30,121

Supplementary Cash Flows Information
Interest paid	$3,735	$4,198

Income taxes paid	$375	$237

Transfer of loans to foreclosed assets	$1,135	$157

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2010

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

The Corporation and its wholly-owned bank subsidiary provide loan, deposit and other commercial banking services through three full service offices in Marysville, Duncannon and Enola, Perry County, Pennsylvania, two full service offices in Tower City and Cressona and one commercial office in Pottsville, Schuylkill County, Pennsylvania, and three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania.  The Corporation competes with several other financial institutions to provide its services to individuals, businesses, municipalities and other organizations.

The Bank is a Pennsylvania chartered state bank.  The Corporation and the Bank are subject to regulations of certain state and Federal agencies.  These regulatory agencies periodically examine the Corporation and the Bank for adherence to laws and regulations.

On March 14, 2011, the Bank filed an application with the Pennsylvania Department of Banking to covert from a national banking association to a state-chartered bank.  The conversion was effective November 19, 2011 at which time the Bank became known as Riverview Bank.

The accounting and reporting policies followed by the Corporation conform to generally accepted accounting principles and to general practices within the banking industry.  The following paragraphs briefly describe the more significant accounting policies.

Principles of Consolidation and Basis of Accounting

The accompanying consolidated financial statements include the accounts of Riverview Financial Corporation and its wholly-owned subsidiary, Riverview Bank.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Corporation uses the accrual basis of accounting.

Use of Estimates

These financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.  The preparation of these consolidated financial statements requires Riverview to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Riverview evaluates estimates on an on-going basis.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill and restricted stock, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure or in satisfaction of loans.  The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, cash and cash equivalents consist of cash and due from banks, federal funds sold and interest-bearing deposits in the Federal Reserve Bank and other banks.  Generally, federal funds are purchased and sold for one day periods.

Investment Securities

Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates the classifications as of each balance sheet date.  At December 31, 2011 and 2010, all of the Corporation’s investment securities were classified as available-for-sale.

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

Unrealized holding gains and losses, net of tax, on investment securities available-for-sale are reported as a net amount in a separate component (“accumulated other comprehensive income”) of shareholders’ equity until realized.  Effective April 1, 2009, the Corporation adopted new accounting guidance related to recognition and presentation of other-than-temporary impairment.  This accounting guidance amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosure for other-than-temporary impairment (OTTI) losses on debt securities.  This guidance replaced the “intent and ability” indication in previous guidance by specifying that (a) if a company does not have the intent to sell a debt security prior to recovery and (b) it is more likely than not that it will not have to sell the debt security prior to recover, the security would not be considered other than temporarily impaired unless there is a credit loss.  When an entity does not intend to sell the security, and it is more likely than not, the entity will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.  For held to maturity debt securities, the amount of an other-than-temporary impairment recorded in other comprehensive income for the noncredit portion of a previous other-than-temporary impairment should be amortized prospectively over the remaining life of the security on the basis of the timing of future estimated cash flows of the security.

Securities are evaluated periodically to determine whether a decline in their value is other-than-temporary.  Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline to determine whether the loss in value is other-than-temporary.  The term “other-than-temporary” is not intended to indicate that the decline in value is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses.  Interest is accrued on the principal balances outstanding and is credited to income as earned.  Loan fees collected net of the costs of originating the loans are deferred and recognized as an adjustment to the yield over the contractual life of the related loan.

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

Allowance for Loan Losses

The Bank maintains an allowance for loan losses, which is intended to absorb probable known and inherent losses in the outstanding loan portfolio.  The allowance for loan losses is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses.  The provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered necessary and appropriate by management.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loan portfolio in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as substandard or doubtful and deemed to be impaired.  For such loans, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•                  risk of imprecision in the specific and general reserve allocations;

•                  other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill County region;

•                  variances in management’s assessment of national and local economic conditions; and

•                  other internal or external factors that management believes appropriate at the time.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures, unless such loans are the subject of a restructuring agreement.

In determining the allowance for loan losses, the Bank identifies separate pools with higher loss factors to segregate unimpaired criticized and classified loans from all other unimpaired loans.  This more clearly details the risk inherent in the portfolio by refining the pools of assets with similar characteristics.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Depreciation and amortization are calculated principally using the straight-line method for financial reporting and the straight-line and accelerated methods for income tax purposes.  When property is retired or disposed, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.  Major additions or replacements are capitalized, while repairs and maintenance are charged to expense as incurred.  Interest costs incurred during construction of bank premises are capitalized unless they are determined to be insignificant.

Accrued Interest

Accrued interest is interest that has accumulated over a period of time and has been recognized even though the obligation to receive or pay has not occurred.  Accrued interest can either be income, such as the receipt of interest from loans or securities, or it can be an expense, such as the payment of interest on deposits and borrowings.

Restricted Investments in Bank Stocks

Restricted stock, which represents required investments in the common stock of correspondent banks, is carried at cost and consists of the common stock of the Federal Home Loan Bank of Pittsburgh (FHLB) and Atlantic Central Bankers Bank at December 31, 2011 as compared with common stock of the Federal Reserve Bank, FHLB and Atlantic Central Bankers Bank at December 31, 2010.  These stocks are not actively traded and therefore have no readily determinable market value and are carried at cost.

In December 2008, the FHLB of Pittsburgh notified member banks that it was suspending dividend payments and the repurchase of capital stock to preserve capital.  However, beginning in the fourth quarter of 2010 the FHLB of Pittsburgh announced its decision to repurchase excess capital stock.  As a result of this periodic repurchase program, the Bank has received $448,100 representing the repurchase of 4,481 shares from the FHLB of Pittsburgh, of which $349,000 was received in 2011.  In addition, on February 22, 2012, the FHLB announced the payment of a dividend to its member banks at an annualized rate of 0.10% based on the bank’s average FHLB stock holding for the fourth quarter of 2011.  On February 23, 2012, the Bank received a dividend of $392 from the FHLB.

Management evaluates restricted stock for impairment in accordance with the accounting standard relating to Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2011.

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

Foreclosed Assets

Real estate and other foreclosed assets acquired in settlement of loans are carried at fair value of the property less estimated cost to sell at the date of acquisition.  Subsequent to acquisition, foreclosed assets are carried at the lower of cost or estimated fair value of the property less selling costs.  Any write-down, at or prior to the dates the assets are foreclosed, is charged to the allowance for loan losses.  Subsequent write-downs and expenses incurred in connection with holding such assets are reported in other expenses.  Any gains or losses resulting from the sale of foreclosed assets are recorded in other income.

Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the tangible and identifiable intangible assets acquired.  As a result of the adoption of the accounting standard relating to Goodwill and Other Intangible Assets, business acquisition goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment.  Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2011 year end.

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

Advertising

Advertising costs are expensed as incurred and totaled $41,000 and $64,000 for the years ending December 31, 2011 and 2010, respectively.

Earnings Per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents.  The Corporation’s common stock equivalents consist of outstanding common stock options, which amounted to 170,000 options as of the 2011 and 2010 year ends.  There was intrinsic value associated with the outstanding stock options at December 31, 2011 because the exercise price for each of the options was lower than the trading price of the stock as compared with there being no intrinsic value at December 31, 2010.

The following table presents the amounts used in computing earnings per share for the years ended December 31, 2011 and 2010.

	Income Numerator	Common Shares Denominator	EPS
	(In thousands, except share data)
2011:
Basic EPS	$1,561	1,741,785	$0.90
Dilutive effect of potential common stock options		2,796
Diluted EPS	$1,561	1,744,581	$0.89

2010:
Basic EPS	$1,287	1,748,848	$0.74
Dilutive effect of potential common stock options	—	—	—
Diluted EPS	$1,287	1,748,848	$0.74

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

The components of other comprehensive income and related tax effects for the years ended December 31, 2011and 2010 are as follows:

	2011	2010
	(In thousands)
Unrealized holding gains/(losses) on available-for-sale securities	$1,295	$(283)
Less reclassification adjustment for gains realized in net income	274	(6)
Net Unrealized Gains/(Losses)	1,569	(289)
Tax effect	534	(99)
Net of Tax Amount	$1,035	$(190)

Reclassifications

For purposes of comparability, certain prior period amounts may have been reclassified to conform with the 2011 presentation.  Such reclassifications had no impact on net income.

New Accounting Standards

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets.  ASU 2010-06 was effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on Riverview’s consolidated financial statements.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The new disclosure guidance significantly expanded the existing requirements leading to greater transparency into a company’s exposure to credit losses from lending arrangements.  The extensive new disclosures of information as of the end of a reporting period was effective for annual reporting periods ending on or after December 15, 2010 and has been presented in Note 4 to the Consolidated Financial Statements.  Specific disclosures regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures was required to be adopted for periods beginning on or after December 15, 2010, and has also incorporated in Note 4.

In December 2010, the FASB issued ASU 2010-28, Intangibles—Goodwill and Other (Topic 350), When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  ASU 2010-28 modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This guidance was effective for Riverview for fiscal years, and interim periods within those years, beginning after December 15, 2010.  Adoption of ASU 2010-28 did not have a material impact on the Riverview’s consolidated financial statements.

In April 2011, the FASB issued ASU 2011-2, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.  This guidance clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for the purpose of recording an impairment charge and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-2, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  As allowed by the guidance, Riverview adopted the provisions of ASU 2011-2 in the year ending December 31, 2011.  See presentation of the disclosure in Note 4 to the Consolidated Financial Statements.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  This ASU is the result of joint efforts by the FASB and IASB to develop a single, converged fair value framework on how (not when) to measure fair value and what disclosures to provide about fair value measurements.  The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP (Topic 820), with many of the amendments made to eliminate unnecessary wording differences between U.S. GAAP and IFRSs.  The amendments are effective for public companies during the interim and annual periods beginning after December 15, 2011 with prospective application.  For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011.  Early application is not permitted.  Riverview is currently assessing the impact that ASU 2011-04 will have on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.  The objective of this ASU is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The single statement of comprehensive income should include the components of net income, a total for net income, the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present all the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income, the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, or the calculation or reporting of earnings per share.  The amendments in this ASU should be applied retrospectively.  For public companies, the amendments are effective for fiscal years and interim periods within those years beginning after December 15, 2011.  For non-public companies, the amendments are effective for fiscal years and interim periods within those years ending after December 15, 2012.  Early adoption is permitted because compliance with the amendments is already permitted.  The amendments do not require transition disclosures.  Riverview is currently assessing the impact that ASU 2011-05 will have on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers certain provisions of ASU 2011-05, Presentation of Comprehensive Income.  One of ASU 2011-05’s provisions requires entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements).  Accordingly, this requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date.  ASUs 2011-05 and 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and should be applied retrospectively for all periods presented in the financial statements.  Riverview has not yet decided which statement format it will adopt.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment. ASU 2011-08 allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards.  This guidance is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted.  Riverview is currently evaluating this guidance, but does not expect the adoption will have a material effect on its consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.  The ASU requires new disclosures regarding the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments.  The new disclosures are designed to make GAAP financial statements more comparable to those prepared under International Financial Reporting Standards.  The new disclosures entail presenting information about both gross and net exposures.  The new disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein; retrospective application is required.  Riverview has not yet completed its evaluation of this ASU.  However, since the provisions of ASU 2011-11 are disclosure-related, Riverview’s adoption of this ASU is not expected to have an impact to its financial condition or results of operations.

Note 2 - Restriction on Cash and Due from Banks

The Bank is required to maintain average reserve balances in cash or on deposit with the Federal Reserve Bank.  The required reserve at December 31, 2011and 2010 approximated $6,958,000 and $3,257,000, respectively.  In addition, the Bank’s other correspondents may require average compensating balances as part of their agreements to provide services.

Note 3 - Investment Securities Available-for-Sale

The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at December 31, 2011 and 2010:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
State and municipal	$16,426	$677	$—	$17,103
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	17,169	657	—	17,826
Collateralized mortgage obligations (CMOs)	7,446	212	22	7,636

	$41,041	$1,546	$22	$42,565

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agencies securities	$1,316	$10	$—	$1,326
State and municipal	17,350	50	568	16,832
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,599	310	—	18,909
Collateralized mortgage obligations (CMOs)	11,475	177	23	11,629

	$48,740	$547	$591	$48,696

The amortized cost and fair value of debt securities available-for-sale at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$445	$446
Due after one year through five years	504	513
Due after five years through ten years	7,076	7,447
Due after ten years	8,401	8,697
	16,426	17,103
Mortgage-backed securities	17,169	17,826
CMOs	7,446	7,636
	24,615	25,462
	$41,041	$42,565

Securities with an amortized cost of $24,577,000 and $27,165,000 and a fair value of $25,510,000 and $27,398,000 at December 31, 2011 and 2010, respectively, were pledged as collateral for public deposits and for other purposes as required or permitted by law.

Information pertaining to securities with gross unrealized losses at December 31, 2011 and 2010 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2011:
Available-for-sale:
CMOs	$3,079	$22	$—	$—	$3,079	$22
	$3,079	$22	$—	$—	$3,079	$22

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
December 31, 2010:
Available-for-sale:
State and municipal	$9,640	$568	$—	$—	$9,640	$568
CMOs	2,582	23	—	—	2,582	23
	$12,222	$591	$—	$—	$12,222	$591

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

At December 31, 2011, two CMO securities had unrealized losses as compared with nineteen securities at December 31, 2010, of which eighteen were municipal bonds and one was a mortgage-backed security.  Management believes the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to reduce some of the prepayment risk inherent within the investment portfolio, the Bank sold ten available-for-sale mortgage-backed securities during 2011 totaling $19,989,000 as compared with 2010 when it sold two available-for-sale securities totaling $6,350,000.  On a year to date basis, gross realized gains for 2011 amounted to $274,000 and gross realized losses were zero, resulting in a $274,000 net gain from the sale.  The Bank reinvested the proceeds from the sale by purchasing fixed rate mortgage-backed securities which not only provide interest income but also provide a more stable cash flow during future periods.  Gross realized gains from the 2010 sale of investment securities amounted to $6,000, while there were no gross realized losses, resulting in a $6,000 net gain from the sale.

Note 4 — Credit Quality for Loans and the Allowance for Loan Losses

The Bank monitors its loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment.  Portfolio segments represent pools of loans with similar risk characteristics.  There are eight portfolio segments — commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  For the purpose of estimating the allowance for loan losses, each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans have sub-segments for loan participations bought, and loans generated by Riverview’s newly opened branch in Cressona and commercial office in Pottsville, Schuylkill County, Pennsylvania.  The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses.  Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis as to the status of the loan portfolio and any related credit quality issues.  These reports include information on past due and nonaccrual loans, impaired loans, the allowance for loan losses and changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

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

The following table presents an aging of loans receivable by loan portfolio segments as of December 31, 2011 and December 31, 2010, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

December 31, 2011:
Commercial	$607	$300	$322	$1,229	$16,229	$17,458	$—
Commercial real estate:
Non-owner occupied	—	—	2,282	2,282	42,682	44,964	702
Owner occupied	98	554	1,181	1,833	36,898	38,731	117
1-4 family investment	68	71	41	180	27,807	27,987	—
Commercial land and land development	60	220	—	280	11,191	11,471	—
Residential real estate	817	—	1,354	2,171	42,864	45,035	254
Home equity lines of credit	—	—	424	424	10,810	11,234	—
Consumer	41	41	—	82	2,487	2,569	—
Total	$1,691	$1,186	$5,604	$8,481	$190,968	$199,449	$1,073

December 31, 2010:
Commercial	$—	$81	$269	$350	$12,214	$12,564	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	32,898	32,898	—
Owner occupied	348	—	384	732	31,208	31,940	—
1-4 family investment	112	95	67	274	28,937	29,211	—
Commercial land and land development	229	—	1,010	1,239	10,508	11,747	—
Residential real estate	250	98	1,230	1,578	44,904	46,482	1,111
Home equity lines of credit	—	—	527	527	9,738	10,265	424
Consumer	62	—	—	62	2,868	2,930	—
Total	$1,001	$274	$3,487	$4,762	$173,275	$178,037	$1,535

The recorded investment in loans greater than 90 days and still accruing was $1,073,000 at December 31, 2011 as compared with $1,535,000 at December 31, 2010.

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $4,709,000 and $2,779,000 at December 31, 2011 and December 31, 2010, respectively.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $216,000 for the twelve months ended December 31, 2011 and $138,000 for the twelve months ended December 31, 2010, respectively.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of December 31, 2011 and December 31, 2010:

(In thousands)	December 31, 2011	December 31, 2010
Commercial	$322	$1,010
Commercial real estate:
Non-owner occupied	1,580	—
Owner occupied	1,063	384
1-4 family investment	40	144
Commercial land and land development	—	1,010
Residential real estate	1,199	128
Home equity lines of credit	505	103
Total	$4,709	$2,779

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

The following presents impaired loans by loan portfolio segments as of December 31, 2011 and December 31, 2010:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2011:
Loans with no related allowance recorded:
Commercial	$35	$35	$—	$77	$1
Commercial real estate:
Non-owner occupied	3,213	3,213	—	2,919	63
Owner occupied	591	591	—	593	1
1-4 family investment	460	460	—	460	22
Commercial land and land development	—	—	—	—	—
Residential real estate	1,351	1,351	—	1,360	59
Home equity lines of credit	805	805	—	811	16
Consumer	10	10	—	13	1

Loans with an allowance recorded:
Commercial	1,047	1,047	248	1,122	61
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	473	473	126	473	—
1-4 family investment	124	124	2	124	6
Commercial land and land development	—	—	—	—	—
Residential real estate	684	684	286	689	16
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	1,082	1,082	248	1,199	62
Commercial real estate:
Non-owner occupied	3,213	3,213	—	2,919	63
Owner occupied	1,064	1,064	126	1,066	1
1-4 family investment	584	584	2	584	28
Commercial land and land development	—	—	—	—	—
Residential real estate	2,035	2,035	286	2,049	75
Home equity lines of credit	805	805	—	811	16
Consumer	10	10	—	13	1
	$8,793	$8,793	$662	$8,641	$246

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2010:
Loans with no related allowance recorded:
Commercial	$741	$741	$—	$759	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	—	—	—	—	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,090	1,090	—	1,095	64
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—

Loans with an allowance recorded:
Commercial	245	245	97	274	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	—	—	—	—	—
Residential real estate	551	551	215	552	28
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	986	986	97	1,033	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	499	499	170	501	7
1-4 family investment	77	77	9	79	—
Commercial land and land development	1,010	1,010	—	1,255	—
Residential real estate	1,641	1,641	215	1,647	92
Home equity lines of credit	424	424	—	424	14
Consumer	—	—	—	—	—
	$4,637	$4,637	$491	$4,939	$113

The recorded investment in impaired loans increased by $4,156,000 at December 31, 2011 since December 31, 2010.  This increase is attributable primarily to two unrelated commercial loan relationships that were identified as impaired in the latter part of the first quarter of 2011, one unrelated commercial loan relationship and two unrelated residential real estate loans that were identified as impaired in the second quarter of 2011, one unrelated commercial loan relationship that was identified as impaired in the third quarter of 2011, and one unrelated commercial loan relationship that was identified as impaired in the fourth quarter of 2011.  Each of these loans was measured for impairment and additions were made to the allowance for loan losses based on the measurement and as deemed appropriate by management.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDR”).  A loan is deemed to be a TDR when the Bank agrees to a modification in terms of a loan resulting in a concession made by the Bank in an effort to mitigate potential loss arising from a borrower’s financial difficulty.  As of December 31, 2011 there were eighteen restructured loans totaling $5,230,000 to seven separate and unrelated borrowers who were experiencing financial difficulty.  The modifications on these loans included reductions in interest rates, extension of maturity dates and provisions for interest only payments.  There is a commitment to extend additional funds in the amount of $300,000 to one of these borrowers for the completion of construction on an income generating property.  Extension of these additional funds is necessary and prudent to ensure the continued economic viability of the project, which is the repayment source for the loan.

The following table presents the number of loans and recorded investment in loans restructured and identified as troubled debt restructurings for the twelve months ended December 31, 2011, as well as the number and recorded investment in these loans that subsequently defaulted.  Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

December 31, 2011:
Troubled Debt Restructurings:
Commercial	1	$5	$5
Commercial real estate:
Non-owner occupied	2	1,634	1,634
Owner occupied	—	—	—
1-4 family investment	2	241	241
Commercial land and land development	—	—	—
Residential real estate	1	139	139
Home equity lines of credit	2	381	381
Consumer	1	10	10

	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	$—
Commercial real estate:
Non-owner occupied	—	—
Owner occupied	—	—
1-4 family investment	—	—
Commercial land and land development	—	—
Residential real estate	—	—
Home equity lines of credit	—	—
Consumer	—	—

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

Allowance for Loan Losses

The allowance for loan losses is composed of individual valuation allowances to absorb probable and quantifiable losses based upon current knowledge of the loan portfolio, and loan pool valuation allowances, allocated and unallocated, to absorb losses which are not specifically identified but are inherent in the portfolio.  Management evaluates the adequacy of the allowance on a quarterly basis.  If the allowance for loan losses is not sufficient to cover actual loan losses, the Bank’s earnings may be reduced.

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

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments: commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  Each of the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans have sub-segments for loan participations bought, and for loans generated by Riverview’s new branch office in Cressona, Schuylkill County, Pennsylvania.  The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses.  The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group.  The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters.  Unimpaired criticized and classified loans are further segregated as “sub- pools” within each of these eight segments.

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

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated.  The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment and the resulting percentage is applied to the loan balance of the segment to arrive at the required loan pool valuation allowance.  An unallocated valuation allowance estimate is also made generally in order to give effect to significant loan growth in the fourth quarter of 2011 resulting from the opening of a new branch in Cressona and a commercial office in Pottsville, Schuylkill County Pennsylvania.  This is a new market for the Bank and the portfolio has not yet developed any loss history.  Growth is expected to continue in this portfolio, to be centered in business, construction, and commercial real estate loans.  These loans are normally larger and more complex, and their collection rates are harder to predict.  Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•                  risk of imprecision in the specific and general reserve allocations;

•                  other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill County region;

•                  variances in management’s assessment of national and local economic conditions; and

•                  other internal or external factors that management believes appropriate at the time.

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

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the years ended December 31, 2011and 2010 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2011:
Beginning balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973
Charge-offs	(404)	—	(108)	—	—	—	—	(2)	—	(514)
Recoveries	18	—	—	—	—	—	—	—	—	18
Provision	495	128	134	4	(180)	32	—	1	333	946
Ending balance	$693	$525	$593	$365	$147	$680	$63	$24	$333	$3,423

Ending balance: individually evaluated for impairment	$248	$—	$126	$2	$—	$286	$—	$—	$—	$662

Ending balance: collectively evaluated for impairment	$445	$525	$467	$363	$147	$394	$63	$24	$333	$2,761

Loans as of December 31, 2011:
Ending balance	$17,458	$44,964	$38,731	$27,987	$11,471	$45,035	$11,234	$2,569		$199,449

Ending balance: individually evaluated for impairment	$1,082	$3,213	$1,064	$584	$—	$2,035	$805	$10		$8,793

Ending balance: collectively evaluated for impairment	$16,376	$41,751	$37,667	$27,403	$11,471	$43,000	$10,429	$2,559		$190,656

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses as of December 31, 2010:
Ending balance	$585	$397	$567	$361	$327	$648	$63	$25	$—	$2,973

Ending balance: individually evaluated for impairment	$97	$—	$170	$9	$—	$215	$—	$—	$—	$491

Ending balance: collectively evaluated for impairment	$488	$397	$397	$352	$327	$433	$63	$25	$—	$2,482

Loans as of December 31, 2010:
Ending balance	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$—	$178,037

Ending balance: individually evaluated for impairment	$986	$—	$499	$77	$1,010	$1,641	$424	$—	$—	$4,637

Ending balance: collectively evaluated for impairment	$11,578	$32,898	$31,441	$29,134	$10,737	$44,841	$9,841	$2,930	$—	$173,400

The following summarizes the changes in the allowance for loan losses for the years ended December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(In thousands)
Beginning balance — January 1	$2,973	$2,560
Provision charged to operations	946	1,506
Recoveries on charged off loans	18	14
Loans charged off	(514)	(1,107)

Ending balance	$3,423	$2,973

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

8 - Loss

Loans classified loss are considered uncollectible and of such little value that their continuance as a bankable asset is not warranted.  This classification does not mean that the asset has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this basically worthless asset even though a partial recovery may be effected in the future.  When access to collateral, rather than the value of the collateral, is a problem, a less severe classification may be appropriate.  However, the Bank will not maintain an asset on the balance sheet if realizing its value would require long-term litigation or other lengthy recovery efforts.  Losses are recorded in the period the asset becomes uncollectible.

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of December 31, 2011 and 2010:

		Commercial Real Estate
(In thousands)	Commercial	Non- Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Total

December 31, 2011:
1 — Excellent	$—	$—	$—	$—	$—	$—	$—	$—	$—
2 — Good	1,525	324	2,696	76	1,640	—	—	—	6,261
3 — Satisfactory	12,249	36,618	29,139	22,172	8,413	42,348	9,523	2,559	163,021
4 — Watch	559	2,291	3,477	3,116	658	52	838	—	10,991
5 — Special Mention	1,790	2,746	2,242	951	510	32	68	—	8,339
6 — Substandard	1,335	2,985	1,177	1,672	250	2,603	805	10	10,837
7 — Doubtful	—	—	—	—	—	—	—	—	—
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$17,458	$44,964	$38,731	$27,987	$11,471	$45,035	$11,234	$2,569	$199,449

December 31, 2010:
1 — Excellent	$22	$—	$—	$—	$—	$—	$—	$—	$22
2 — Good	1,394	597	2,990	—	295	—	—	—	5,276
3 — Satisfactory	7,130	23,748	19,654	23,428	8,047	44,001	8,818	2,930	137,756
4 — Watch	1,677	4,099	6,361	3,134	1,703	300	852	—	18,126
5 — Special Mention	987	3,856	1,501	1,450	442	60	40	—	8,336
6 — Substandard	1,194	598	1,434	1,199	1,260	2,121	555	—	8,361
7 — Doubtful	160	—	—	—	—	—	—	—	160
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$12,564	$32,898	$31,940	$29,211	$11,747	$46,482	$10,265	$2,930	$178,037

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at December 31, 2011, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at December 31:

	Estimated Useful Life	2011	2010
		(In thousands)

Land	—	$766	$741
Bank premises	7 - 50 years	4,573	4,546
Leasehold improvements	10 - 30 years	2,458	2,410
Furnishings and equipment	3 - 10 years	2,687	2,435
Construction in progress	—	10	—

		10,494	10,132
Accumulated depreciation		(3,142)	(2,525)

		$7,352	$7,607

Operating Leases

The Corporation entered into a fifteen year operating lease agreement in 2003 for the land on which the Duncannon office is located.  In 2005, the Corporation entered into an agreement to lease an office on Good Hope Road in Hampden Township, Cumberland County, on which lease payments began in 2006 and extend through 2017.  In January 2007, the Corporation entered into an agreement to lease office space in Linglestown, Dauphin County, on which lease payments began in 2007 and extend through 2012. As part of the consolidation, the Corporation assumed the lease of HNB’s branch in Elizabethville, Dauphin County, which began in 2008 and expires 2018.  During the latter part of 2010 the Corporation entered into an agreement to lease the land occupied by the office located on East Wiconisco Avenue, Tower City, and Schuylkill County, on which lease payments began 2010 and extend through 2035.  The Corporation entered into an agreement during July 2011 to lease a branch office in Cressona, Schuylkill County, in which lease payments commenced August 2011 and extend through July 2012.  During September 2011, the Corporation entered into agreements to lease a commercial office in Pottsville and a branch office in Orwigsburg, Schuylkill County, in which lease payments commenced January 2012 through December 2016.  The Corporation is responsible for taxes, utilities and other expenses related to the properties.  All of the lease agreements contain renewal options.  Total expense for operating leases in 2011 and 2010 was $167,000 and $130,000, respectively.

At December 31, 2011, future minimum lease payments under non-cancelable lease arrangements are as follows (in thousands):

Years ending December 31,
2012	$294,078
2013	260,791
2014	262,456
2015	263,083
2016	246,964
Thereafter	701,097

Note 6 — Goodwill and Intangible Assets

Goodwill and intangible assets were $1,907,000 at December 31, 2011 and $1,946,000 at December 31, 2010.  There were no changes in the carrying amount of goodwill which totaled $1,796,000 for the years ended December 31, 2011 and 2010.

The gross carrying amount and accumulated amortization related to intangible assets at December 31, 2011 and 2010 are presented below:

	December 31,
	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Core deposit intangibles	$173	$85	$173	$60
Loan servicing rights	49	26	49	12
Total intangible assets	$222	$111	$222	$72

Amortization expense of $39,000 and $40,000 for 2011 and 2010, respectively, is reflected within the consolidated statements of income.

The amortization of the core deposit intangible is based on the sum of the years’ method over an eight year period.  The Corporation estimates the amortization expense for the core deposit intangible as follows (in thousands):

Years ending December 31,
2012	$22
2013	19
2014	19
2015	16
2016	12
Thereafter	—
$88

Based upon the goodwill analysis performed by an independent third party, there was no goodwill impairment for the 2011 year end.

Note 7 - Deposits

Scheduled contractual maturities of time deposits at December 31, 2011 are as follows (in thousands):

Years ending December 31,
2012	$46,889
2013	21,700
2014	7,569
2015	11,510
2016	6,232
Thereafter	570
$94,470

Time deposits of $100,000 or more at December 31, 2011 and 2010 approximated $28,663,000 and $35,558,000, respectively.

Interest expense on time deposits of $100,000 or more, approximated $689,000 and $791,000 in 2011 and 2010, respectively.

The Corporation accepts deposits of its executive officers, directors, their immediate families, and affiliated companies on the same terms as those for comparable transactions of unrelated customers.  The amount of these deposits totaled $1,842,000 and $2,640,000 at December 31, 2011 and 2010, respectively.

Note 8 - Pension and Other Benefit Plans

Defined Contribution Plan

The Corporation maintains a contributory 401(k) retirement plan for all eligible employees.  Currently, the Corporation’s policy is to match 100% of the employees’ voluntary contribution to the plan up to a maximum of 4% of the employees’ compensation.  Additionally, the Corporation may make discretionary contributions to the plan after considering current profits and business conditions.  The amount charged to expense in 2011 and 2010 totaled $199,000 and $204,000, respectively.  Of these amounts, discretionary contributions approximated $115,000 and $132,000, respectively.

Director Emeritus Plan

Effective November 2, 2011, a Director Emeritus Agreement (the “Agreement”) was entered into by and between the Corporation, the Bank and the Directors.  In order to promote orderly succession of the Corporation’s Board of Directors, the Agreement defines the benefits the Corporation is willing to provide upon the termination of service to those individuals who currently serve as Directors of the Corporation as of December 31, 2011, where the Corporation will pay the Director $15,000 per year for services performed as a Director Emeritus, which may be increased at the sole discretion of the Board of Directors.  The benefit is paid over five years, in 12 monthly installments to a Director:

•                  upon termination of service as a Director on or after the age of 65, provided the Director agrees to provide certain ongoing services for the Corporation;

•                  upon termination of service as a Director due to a disability prior to age 65;

•                  upon a change of control;

•                  upon the death of a Director after electing to be a Director Emeritus.

Expenses recorded under the terms of this agreement were $19,750, in 2011 and $20,750 in 2010, respectively.

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

Riverview maintains a “Director Deferred Fee Agreement” (“DDFA”) which allows electing directors to defer payment of their directors’ fees until a future date.  In addition Riverview maintains an “Executive Deferred Compensation Agreement” with one of Riverview’s executives.  This agreement, which was initiated in 2010, allows the executives of Riverview to defer payment of their base salary, bonus and performance based compensation until a future date.  For both types of deferred fee agreements, the estimated present value of the future benefits is accrued over the effective dates of the agreements using an interest factor computed as a percent of Riverview’s return on equity.  The agreements are unfunded, with benefits to be paid from Riverview’s general assets.

The accrued benefit obligations for all the plans total $748,000 at December 31, 2011 and $561,000 at December 31, 2010 and are included in other liabilities.  Expense related to these plans totaled $94,000 and $79,000 in the years ended December 31, 2011 and 2010, respectively.

Riverview made a lump sum payment of $178,000 on January 3, 2012 in accordance with the terms of the DDFA.

Stock Option Plan

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 170,000 shares at an exercise price of $10.60 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.  As of December 31, 2011, 5,750 option grants were fully vested or exercisable as a result of the passing of one of the directors of the Bank.  The Plan indicates that upon the date of death, all awards granted, pursuant to the agreement, shall become fully vested and remain exercisable for the option grant’s remaining term.

A summary of the status of the Corporation’s stock option plan as of December 31, 2011 and 2010 is as follows:

Options	Shares	Weighted Average Exercise Price Per Share

Outstanding — January 1, 2011	170,000	$10.60
Granted	16,750	—
Forfeited	16,750	—
Exercised	—	—

Outstanding — December 31, 2011	170,000	$10.60	(1)
Options exercisable at year end	5,750
Weighted average fair value of options per share granted during the year	$0.37
Remaining contractual life	7 years

Outstanding — January 1, 2010	170,000	$13.00
Granted	—	—
Forfeited	—	—
Exercised	—	—

Outstanding — December 31, 2010	170,000	$13.00
Options exercisable at year end	—
Weighted average fair value of options per share granted during the year	$—
Remaining contractual life	8 years

(1) On December 7, 2011, the Board of Directors approved the reduction of the exercise price of the options from $13.00 per share to $10.60 per share, which was the fair market value of the stock at that date.

On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options.  The amendment increased the number of shares available under the Plan, in aggregate, to 220,000 shares as compared with 170,000 shares as was previously documented in the Plan.  On January 4, 2012, 15,000 options were granted thus increasing the number of outstanding option grants to 185,000 from 170,000.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions.

	2009 Option Grants		2011 Option Grants
	January	September	December

Dividend yield	2.50%	3.31%	4.95%
Expected life	8 years	8 years	9 years
Expected volatility	12.22%	12.22%	12.22%
Risk-free interest rate	2.07%	3.07%	1.79%

Information pertaining to options outstanding at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.60	170,000	3.97	$10.60	5,750	$10.60

The intrinsic value associated with the 170,000 outstanding stock options at December 31, 2011 was $68,000 considering that the market value of the stock as of the close of business was $11.00 per share as compared with the option exercise price of $10.60.  No options were exercised during 2011.

Note 9 - Taxes

Income tax expense (benefit) and the related effective income tax rates are comprised of the following items for the years ended December 31:

(Dollars in thousands)	2011		2010

Tax at statutory rates	$621	34%	$515	34%
Tax-exempt interest income	(242)	(13)%	(228)	(15)
Life insurance income	(138)	(7)%	(85)	(6)
Interest disallowance	17	1%	17	1
Other	7	—	10	1

Federal Income Taxes	$265	15%	$229	15%

Deferred income taxes result from income and expense items which are recognized for financial statement purposes in different reporting periods than for federal income tax purposes.  The current and deferred portions of applicable income taxes (benefits) for the years ended December 31 are as follows:

(In thousands)	2011	2010

Current tax	$499	$273
Deferred tax benefit	(234)	(44)

Applicable Federal Income Tax (Benefit)	$265	$229

The Corporation provides deferred taxes, at the 34% tax rate, on cumulative temporary differences. Components of deferred tax assets and liabilities are as follows at December 31:

(In thousands)	2011	2010

Deferred tax assets:
Allowance for loan losses	$982	$863
Loans	142	68
Unrealized loss on investment securities	—	15
Deferred directors’ fees	—	69
Deferred compensation	277	136
Purchase accounting adjustments	67	57
Alternative minimum tax	55	121
Other	39	37
	1,562	1,366

Deferred tax liabilities:
Accumulated depreciation	(392)	(415)
Unrealized gain on investment securities	(518)	—
	(910)	(415)

Net Deferred Tax Asset	$652	$951

The Corporation has not recorded a valuation allowance for the deferred tax assets as management believes it is more likely than not that they will be ultimately realized.

The Corporation recorded a $274,000 net gain from the sale of available-for-sale securities during 2011, which was taxed at 34%, or $93,000.  This is in comparison with a $6,000 net gain from the sale of available-for-sale securities during 2010, which was taxed at 34%, or $2,000.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period in which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized tax benefits in the accompanying consolidated balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest and penalties associated with unrecognized tax benefits would be classified as additional income taxes in the Consolidated Statement of Income.  At December 31, 2011 and 2010, there was no liability for unrecognized tax benefits.

Note 10 - Borrowings

The Bank has an unsecured line of credit agreement with Atlantic Central Bankers Bank in the amount of $6,250,000 at December 31, 2011 and December 31, 2010.  Interest accrues based on the daily Federal Funds rate.  There were no amounts outstanding on this line of credit at December 31, 2011 or 2010.

Repurchase agreements are treated as collateralized financing transactions and are carried on the consolidated balance sheets at the amount the securities will be subsequently sold or repurchased for, plus accrued interest.  The Bank requires investment securities to be held as collateral for the repurchase agreements.  The securities underlying the agreements were under the Bank’s control.

Riverview has a secured closed-end line of credit with Gratz National Bank, Gratz, Pennsylvania for $1,500,000, which it drew upon during the third quarter of 2011.  The interest rate is fixed at 5.50% until July 30, 2015 and is floating thereafter at 1% above the base Wall Street Journal U.S. prime rate.  Interest only payments are due monthly, followed by monthly principal and interest payments beginning August 30, 2015.  The maturity date of this loan is July 30, 2025.

The Bank has entered into agreements with the Federal Home Loan Bank of Pittsburgh (“FHLB”) which allow for borrowings up to a percentage of certain qualifying collateral assets.  At December 31, 2011, the Bank had a maximum borrowing capacity of approximately $81,556,000 with the FHLB of Pittsburgh.  The borrowing capacity is collateralized by security agreements in certain real estate loans recorded on the books of the Bank.  Borrowings from the FHLB of Pittsburgh include long-term borrowing agreements which are subject to restrictions and penalties for early repayment under certain circumstances and borrowings under repurchase advance agreements.

A summary of short-term borrowings is as follows at December 31:

	2011	2010
	(Dollars in thousands)

Repurchase agreements with customers	$893	$968

Weighted average rate at end of year	0.25%	0.32%
Maximum amount outstanding at any end of month	$1,293	$4,089
Daily average amount outstanding	1,002	1,217
Approximate weighted average interest rate for year	0.30%	0.58%

FHLB of Pittsburgh borrowings under long-term arrangements are summarized as follows at December 31:

Maturity Date	Interest Rate		2011	2010
			(In thousands)

06/18/12	2.24%	Fixed rate	$1,128	$1,128
09/18/12	2.33%	Fixed rate	2,000	2,000
06/18/13	2.67%	Fixed rate	2,550	2,550
04/09/18	2.90%	Fixed rate	5,000	5,005
		until 04/09/11

			$10,678	$10,683

Scheduled contractual maturities of FHLB borrowings are as follows at December 31, 2011 (in thousands):

Years Ending December 31,
2012	$3,128
2013	2,550
2018	5,000

$10,678

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making such commitments and conditional obligations as it does for on balance sheet instruments.  The Bank does not anticipate any material losses from those commitments.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  These guarantees are primarily issued to support public and private borrowing arrangements and similar transactions.  The terms of the letters of credit vary and may have renewal features. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  The Bank holds collateral supporting those commitments for which collateral is deemed necessary.  The current amount of the liability as of December 31, 2011 for guarantees under standby letters of credit is not material.

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows at December 31:

	Contract or Notional Amount
	2011	2010
	(In thousands)

Commitments to grant loans	$15,776	$10,722
Unfunded commitments of existing loans	15,685	10,194
Standby and performance letters of credit	1,936	1,454

	$33,397	$22,370

Note 12 - Concentrations of Credit Risk

Substantially all of the Corporation’s business activity, including loans and loan commitments, is with customers located within its trade area of the counties of Perry, Cumberland, Dauphin and Schuylkill, Pennsylvania.  The concentration of credit by type of loan is set forth in the Credit Risk and Loan Quality section of the Management Discussion and Analysis contained herein.

Note 13 - Regulatory Matters and Shareholders’ Equity

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Corporation in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a state-chartered bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At December 31, 2011, $1,493,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to the Corporation as dividends without prior regulatory approval.

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC).  Failure to meet the minimum regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that if undertaken, could have a direct material effect on the Corporation and the consolidated financial statements.  Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines involving quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations), and Tier 1 capital to average total assets (as defined).  Management believes that as of December 31, 2011, the Bank meets all the capital adequacy requirements to which it is subject.

As of December 31, 2011 the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action.  To remain categorized as well capitalized the Bank will have to maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as disclosed in the table below.  There are no conditions or events since year end that management believes have changed the Bank’s category.

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

The Bank’s actual capital ratios, at December 31, 2011 and 2010 and the minimum ratios required for capital adequacy purposes and to be well capitalized under the prompt corrective action provisions are summarized below.

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Total risk-based capital (to risk-weighted assets)	$27,233	14.4%	$ ≥15,164	≥8.0%	$ >18, 956	>10.0%
Tier 1 capital (to risk-weighted assets)	24,851	13.1	≥7,582	≥4.0	≥11,373	≥ 6.0
Tier 1 capital (to average total assets)	24,851	8.7	>11,391	>4.0	≥14,239	≥ 5.0

As of December 31, 2010:
Total risk-based capital (to risk-weighted assets)	$24,984	15.0%	$ ≥13,290	≥8.0%	$ >16,612	>10.0%
Tier 1 capital (to risk-weighted assets)	22,896	13.8	≥6,645	≥4.0	≥9,967	≥ 6.0
Tier 1 capital (to average total assets)	22,896	8.4	>10,910	>4.0	≥13,637	≥ 5.0

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

An asset’s or liability’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  At December 31, 2011, the Corporation had no liabilities subject to fair value reporting requirements.

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at December 31 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2011:
State and municipal	$17,103	$—	$17,103	$—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	17,826	—	17,826	—
CMOs	7,636	—	7,636	—
Securities available-for- sale	$42,565	$—	$42,565	$—

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
December 31, 2010:
U.S. Government agencies	$1,326	$—	$1,326	$—
State and municipal	16,832	—	16,832	—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	18,909	—	18,909	—
CMOs	11,629	—	11,629	—
Securities available-for- sale	$48,696	$—	$48,696	$—

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

Impaired Loans

ASC 820 applies to loans measured for impairment using the practical expedients permitted by generally accepted accounting principles (GAAP), including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent).  Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of collateral.  The impairment of loans is measured based on the estimated value of underlying collateral of the loan.  The value of the collateral is typically determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Corporation using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3.  The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value of the applicable business’ financial statements if not considered significant using observable market data.  Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3).  Impaired loans are measured at the lower of cost or fair value of the underlying collateral less estimated costs to sell on a nonrecurring basis.  Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the Consolidated Statement of Income.  The Corporation had impaired loans of $8,793,000 at December 31, 2011 out of which $2,328,000 required a valuation allowance of $662,000.  This compares with impaired loans of $4,637,000 at December 31, 2010, out of which $1,372,000 required a valuation allowance of $491,000.

Goodwill

The fair value of goodwill is determined in the same manner as goodwill recognized in a business combination and uses standard valuation methodologies.  Fair value may be determined using market prices, comparison to similar assets, market multiples, discounted cash flow analysis and other factors.  Estimated cash flows may extend far into the future and by their nature are difficult to determine over an extended time frame.  Factors that may significantly affect the estimates include specific industry or market sector conditions, changes in revenue growth trends, customer behavior, competitive forces, cost structures and changes in discount rates.  The Corporation did not incur goodwill impairment during the year ended December 31, 2011.

A summary of assets at December 31, 2011and 2010 measured at estimated fair value on a nonrecurring basis is as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
		(In thousands)
December 31, 2011:
Loans held for sale	$—	$384	$—	$384	$—
Other real estate owned	—	1,298	—	1,298	—
Impaired loans, net of related allowance	—	822	844	1,666	—
Total	$—	$2,504	$844	3,348	$—

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
	(In thousands)
December 31, 2010:
Loans held for sale	$—	$322	$—	$322	$—
Other real estate owned	—	230	—	230	—
Impaired loans, net of related allowance	—	—	881	881	—
Total	$—	$552	$881	$1,433	$—

The following information should not be interpreted as an estimate of the fair value of the Corporation since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Corporation’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of the Corporation’s financial instruments at December 31, 2011 and 2010.

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest-bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  The Corporation generally purchases amounts below the insured limit, thus limiting the amount of credit risk on these time deposits.

Securities:

The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted prices.  For certain securities which are not traded in active markets or are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability, and such adjustments are generally based on available market evidence (Level 3).  In the absence of such evidence, management’s best estimate is used.  Management’s best estimate consists of both internal and external support on certain Level 3 investments.  Internal cash flow models using a present value formula that include assumptions market participants would use along with indicative exit pricing obtained from broker/dealers (where available) are used to support fair values of certain Level 3 investments, if applicable.

Mortgage loans held for sale (carried at lower of cost or fair value):

The fair value of mortgages held for sale is determined, when possible, using quoted secondary market prices.  If no such quoted prices exist, the fair value of the loan is determined using quoted market prices for a similar loan or loans, adjusted for the specific attributes of that loan.

Loans (carried at cost):

The fair values of loans are estimated using discounted cash flow analyses, using market rates at the balance sheet date that reflect the credit and interest rate-risk inherent in the loans.  Projected future cash flows are calculated based upon contractual maturities or call dates, projected repayments and prepayments of principal.  Generally, for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which the Corporation has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At December 31, 2011, the fair value consists of the loan balances of $1,666,000, net of a valuation allowance of $662,000.

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

The estimated fair values of the Corporation’s financial instruments at December 31, 2011 and 2010 are presented in the following table:

	2011		2010
(In thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and cash equivalents	$27,905	$27,905	$30,121	$30,121
Interest-bearing time deposits	250	250	350	350
Investment securities	42,565	42,565	48,696	48,696
Mortgage loans held for sale	384	384	322	322
Loans, net	196,026	197,573	175,064	175,055
Accrued interest receivable	915	915	896	896
Restricted investments in bank stocks	1,597	1,597	2,311	2,311

Financial liabilities:
Deposits	246,342	252,160	237,272	235,883
Short-term borrowings	893	893	968	968
Long-term borrowings	12,178	12,746	10,683	10,963
Accrued interest payable	256	256	308	308

Off balance sheet financial instruments	—	—	—	—

Note 15 - Commitments and Contingencies

The Corporation may be subject to numerous claims and lawsuits which arise primarily in the normal course of business.  At December 31, 2011, there were no such claims or lawsuits which, in the opinion of management, would have a materially adverse effect on the financial position or results of operations of the Corporation.

Note 16 — Riverview Financial Corporation (Parent Company Only) Financial Information

Balance Sheets

	December 31,
	2011	2010
	(In thousands)

Assets

Cash and cash equivalents	$68	$1
Investment in bank subsidiary	27,765	24,812
Real estate, net	73	73
Other assets	—	41

	$27,906	$24,927

Liabilities and Shareholders’ Equity

Long-term borrowings	$1,500	$—
Total Liabilities	1,500	—

Shareholders’ equity	26,406	24,927
	$27,906	$24,927

Statements of Income

	Years Ended December 31,
	2011	2010
	(In thousands)

Income, dividends from bank subsidiary	$1,167	$914

Interest expense	24	—

Income Before Equity in Undistributed (Distributions in Excess of) Net Income of Subsidiary	1,143	914

Undistributed net income of subsidiary	418	373

Net Income	$1,561	$1,287

Statements of Cash Flows

	Years Ended December 31,
	2011	2010
	(In thousands)

Cash Flows from Operating Activities

Net income	$1,561	$1,287
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(418)	(373)

Net Cash Provided by Operating Activities	1,143	914

Cash Flows from Investing Activities

Capitalization of subsidiary	(1,432)	—

Net Cash Used in Investing Activities	(1,432)	—

Cash Flows from Financing Activities

Proceeds from long-term debt	1,500	—
Dividends paid	(912)	(875)
Purchase of treasury stock	(232)	(40)

Net Cash Provided by (Used in) Financing Activities	356	(915)

Increase (Decrease) in Cash and Cash Equivalents	67	(1)

Cash and Cash Equivalents - Beginning	1	2

Cash and Cash Equivalents - Ending	$68	$1

Note 17 — Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred from the date of the financial statements through the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements except for updates discussed in Note 8 - Pension and Other Benefit Plans included in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of December 31, 2011, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There have been no changes in Riverview’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Riverview’s internal control over financial reporting.

Riverview Financial Corporation Management’s Report on Internal Controls Over Financial Reporting

The Corporation is responsible for the preparation, integrity, and fair presentation of the financial statements included in this annual report.  The financial statements and notes included in this annual report have been prepared in conformity with United States generally accepted accounting principles and include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management concludes that as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information about Directors

Information, as of March 16, 2012, concerning the four director nominees and the seven continuing directors comprising the Board of Directors is as follows:

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Nominees:

Kirk D. Fox, 45	2007

Mr. Fox is President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and Chief Lending Officer of Halifax National Bank from August 2004 to December 31, 2008. Prior to that Mr. Fox was Vice President and Commercial Loan Officer for Community Bank, where he worked since 1988. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. We believe Mr. Fox’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, leadership skills and his familiarity with the communities that the Bank serves.

James M. Lebo, 67	1996

Mr. Lebo is the President and co-owner of the Lebo Agency, Inc. and is a licensed insurance agent. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 1996. We believe Mr. Lebo’s qualifications to sit on our Board of Directors include his experience as a local businessman knowledgeable of local markets and his 15 years experience as a Board member.

John M. Schrantz, 61	1994

Mr. Schrantz is President of the Rohrer Companies, Inc. (Rohrer Bus Service). He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1994. Mr. Schrantz has been the Vice-Chairman of the Board of Riverview and the Bank since their inception in December 2008. We believe Mr. Schrantz’s qualifications to sit on our Board of Directors include his financial expertise and leadership experience as president of a $60 million per year company with 800 plus employees, as well as his knowledge of the communities served by the Bank.

David A. Troutman, 55	2002

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

Incumbent Directors:

Arthur M. Feld, 69	1998

Mr. Feld is an Attorney-at-Law. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 1998. We believe Mr. Feld’s qualifications to be on our Board of Directors include his extensive legal and business expertise and his 13 years of experience as a Board member.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

James G. Ford, II, 64	2006

Mr. Ford is President of the J. LeRue Hess Agency, Inc. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Ford’s qualifications to sit on our Board of Directors include his 42 years of extensive sales, marketing and finance experience in the insurance industry as well as his leadership experience as president of an insurance company.

Robert M. Garst, 53	2008

Mr. Garst is Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Prior to that Mr. Garst was Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was Executive Vice President and Chief Lending Officer of Pennsylvania State Bank. We believe Mr. Garst’s qualifications to sit on our Board of Directors include his vast banking knowledge and experience, his executive leadership skills and his expertise in organizing and developing corporate strategies.

Howard R. Greenawalt, 59	2012

Mr. Greenawalt was appointed effective March 6, 2012 as a director of the Registrant and its bank subsidiary, Riverview Bank, to complete the three year term ending 2014 of former director, Dr. Roland R. Alexander, who passed away in August 2011. Mr. Greenawalt is a certified public accountant and a former owner and officer of Greenawalt & Company, P.C., a public accounting firm located in Mechanicsburg, Pennsylvania. He retired as an owner of the firm on January 1, 2012, but continues as an employee of the firm. We believe Mr. Greenawalt’s qualifications to sit on our Board of Directors include his 38 years of experience in public accounting and financial reporting in general and in the banking industry, and his expertise and leadership as an owner of a local business.

R. Keith Hite, 64	2006

Mr. Hite is a senior consultant with Novak Strategic Advisors, a Harrisburg, Pennsylvania based public affairs agency. He retired two years ago, after 30 years as Executive Director of the Pennsylvania State Association of Township Supervisors. He formerly served as a director of First Perry Bancorp, Inc. and The First National Bank of Marysville since 2006. We believe Mr. Hite’s qualifications to sit on our Board of Directors include his executive leadership skills in managing a statewide association with operating assets in excess of $40 million annually as well as his extensive knowledge of the local markets served by the Bank.

David W. Hoover, 51	2007

Mr. Hoover is the owner and President of Hoover Financial Services, Inc., which is an accounting/tax preparation/business consulting firm located in Halifax, Pennsylvania for nearly 15 years. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2007. Mr. Hoover has been the Chairman of the Board of Riverview Financial Corporation and Riverview Bank since their inception December 2008. We believe Mr. Hoover’s qualifications to sit on our Board of Directors include his leadership skills, financial expertise and his knowledge of the communities served by the Bank.

Name and Age	Director Since(*)	Principal Occupation for the Past Five Years and Positions Held with Riverview Financial Corporation and Subsidiaries

Joseph D. Kerwin, 48	2005

Mr. Kerwin is a partner and attorney with the law firm of Kerwin & Kerwin located in Elizabethville, Pennsylvania. He formerly served as a director of HNB Bancorp, Inc. and Halifax National Bank since 2005. We believe Mr. Kerwin’s qualifications to sit on our Board of Directors include his extensive legal and business expertise and his extensive knowledge of local markets served by the Bank.

(*)  Includes service as director of First Perry Bancorp, Inc. and its subsidiary, The First National Bank of Marysville and HNB Bancorp, Inc. and its subsidiary, Halifax National Bank, except for Mr. Greenawalt.

Executive Officers

The following table provides information, as of December 31, 2011, about the Corporation’s executive officers.

Name	Age	Principal Occupation For the Past Five Years and Position Held with Riverview Financial Corporation and Subsidiaries

Robert M. Garst	53

Mr. Garst is the Chief Executive Officer of Riverview Financial Corporation and Riverview Bank. Mr. Garst was the Executive Vice President of First Perry Bancorp, Inc. and President of The First National Bank of Marysville from May 2006 to December 31, 2008. Prior to that, Mr. Garst was an Executive Vice President and Chief Lending Officer of Pennsylvania State Bank.

Kirk D. Fox	45

Mr. Fox is the President of Riverview Financial Corporation and Riverview Bank. Mr. Fox was an Executive Vice President of HNB Bancorp, Inc. and an Executive Vice President and Chief Lending Officer of Halifax National Bank from August 2004 until December 31, 2008. Prior to that, Mr. Fox was a Vice President and Commercial Loan Officer for Community Bank, where he worked from 1988 to 2004. He has served as director of Halifax National Bank since 2007.

Brett D. Fulk	43

Mr. Fulk is the Chief Operating Officer of Riverview Financial Corporation and Riverview Bank since he joined the corporation and bank in July 2011. From November 2007 to June 2011, Mr. Fulk served as a Managing Director of Commercial Services, Pennsylvania division, Regional Executive, and Region President for Susquehanna Bank.  From 1990 to 2007, Mr. Fulk served in the capacity of Region President in both the Northcentral PA and York Regions for CommunityBanks (which was acquired by Susquehanna Bank).

Theresa M. Wasko	59

Mrs. Wasko is the Chief Financial Officer of Riverview Financial Corporation and Riverview Bank since January 2009. Prior to that, Mrs. Wasko served as the Chief Financial Officer of Great Bear Bank (a bank in organization) from 2007 to 2009 and Chief Financial Officer of East Penn Bank from 1998 to 2007.

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

Riverview adopted a Code of Ethics that applies to directors, officers and employees of Riverview and the Riverview Bank.  The Code of Ethics defines the standards of honesty, integrity, impartiality and conduct that are essential to ensure the proper performance of the bank’s business and to ensure the public’s trust.  The Code of Ethics was attached as Exhibit 14.1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.  A copy of the full text of the Code of Ethics may be obtained by contacting Kandi Lopp, Secretary, Riverview Financial Corporation, 3rd & Market Streets, Halifax, Pennsylvania 17032.

There have been no material changes to the procedures by which security holders may recommend nominees to Riverview’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION.

Director Compensation

The following table summarizes the total compensation paid to Directors during the year ended December 31, 2011:

Name	Fees Earned or Paid in Cash (1) ($)	Option Awards (2) ($)	All Other Compensation		Total
Roland R. Alexander	$11,333	—	$3,750	(3)	$15,083
Arthur M. Feld	18,000	—	—		18,000
James G. Ford, II	17,000	—	—		17,000
R. Keith Hite	20,000	—	—		20,000
David W. Hoover	20,000	—	—		20,000
William L. Hummel(4)	17,000	—	61,971	(5)	78,971
Joseph D. Kerwin	17,000	—	—		17,000
James M. Lebo	17,000	—	—		17,000
John M. Schrantz	20,000	—	—		20,000
David A. Troutman	17,000	—	—		17,000

(1)  Retainer fee for services as a director.

(2)  No options were granted during 2011.

(3)  Dr. Alexander passed away during August 2011 and his beneficiary received compensation under the Director Emeritus plan thereafter.

(4)  Mr. Hummel retired from the Board of Director’s of Riverview and the Bank on March 6, 2012.

(5)  Includes salary of $41,200; an automobile allowance of $1,388 for personal use; 401(k) match of $1,648; life insurance premiums of $171; profit sharing of $2,060; $15,504 in payments under the supplemental retirement plan.

Riverview maintains a “Director Deferred Fee Agreement” (DDFA) which allows electing directors to defer payment of their director fees until a future date.  Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the Board of Directors.  Accordingly, the

Board of Directors declared the interest rate to be 5.25% for 2011 for the Agreement with Director Garst and 8.00% for 2011 for the Agreements with Directors Alexander and Fox.

A Director Emeritus Agreement (the “Agreement”) effective November 2, 2011 was entered into by and between Riverview and its wholly owned subsidiary, Riverview Bank, and the directors.  In order to promote the orderly succession of the board of directors, the Agreement defines the benefits the Bank is willing to provide upon the termination of service to those individuals who currently serve as directors of Riverview as of December 31, 2011, provided the director provides the services contemplated in the Agreement.

Among various provisions, the material terms of the Agreement are as follows:

•                  The Bank shall pay the director or the director’s beneficiary $15,000 per year, which may be increased at the sole discretion of the board of directors, for five years and paid in 12 equal monthly installments in the following circumstances:

•                  Upon termination of service as a director on or after the age of 65, provided the director agrees to provide certain ongoing services for the Bank;

•                  Upon termination of service as a director due to a disability prior to the age of 65;

•                  Upon a change in control;

•                  Upon the death of a director after electing to be a director emeritus.

•                  The Bank shall not pay any benefits under the Agreement (1) to the extent limited by Section 280G of the Internal Revenue Code or which would be prohibited as a golden parachute payment, (2) the director is terminated for cause, as defined in the Agreement, (3) the director is removed by the Bank’s regulator, (4) if the director engages in competition with the Bank after termination of service, or (5) if the director commits suicide within two years after the date of the Agreement.

Executive Compensation

The following table summarizes the total compensation for Robert M. Garst, Riverview Financial Corporation’s Chief Executive Officer, Kirk D. Fox, Riverview Financial Corporation’s President, Brett D. Fulk, Riverview Financial Corporation’s Chief Operating Officer, Theresa M. Wasko, Riverview Financial Corporation’s Chief Financial Officer and Paul B. Zwally, Former Chief Lending Officer.  These individuals are referred to as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)	All Other Compensation		Total
Robert M. Garst,	2011	$200,000		$26,000	$278	$39,303	(2)	$265,581
Chief Executive Officer	2010	158,000		50,000	—	36,386	(3)	244,386

Kirk D. Fox,	2011	200,000		25,000	—	36,649	(4)	261,649
President	2010	157,000		50,000	—	40,448	(5)	247,448

Brett Fulk	2011	81,827	(7)	20,000	4,070	1,314	(8)	107,211
Chief Operating Officer(6)

Theresa M. Wasko,	2011	147,500		15,000	—	16,320	(9)	178,820
Chief Financial Officer	2010	135,000		30,000	—	11,316	(10)	176,316

Paul B. Zwally	2011	148,615		—	—	16,349	(12)	164,964
Former Chief Lending Officer(11)	2010	137,500		47,000	—	31,284	(13)	215,784

(1)   The per share grant date fair market value under the accounting standard relating to Accounting for Stock-Based Compensation on the common stock option grants for the named executives was $0.37 per share.  Because the vesting schedule is a seven-year cliff, the options are not exercisable until 2018.

(2)   Includes an automobile stipend of $3,708; 401(k) match of $8,000; life insurance premiums of $345; profit sharing of $12,250; and director fees of $15,000.

(3)   Includes an automobile stipend of $1,257; 401(k) match of $8,241; life insurance premiums of $194; profit sharing of $11,694; and director fees of $15,000.

(4)   Includes an automobile allowance for personal use of $856; 401(k) match of $5,984; life insurance premiums of $345; profit sharing of $7,480; change of $6,984 in accrued pension value of supplemental retirement plan; and director fees of $15,000.

(5)   Includes an automobile allowance for personal use of $1,385; 401(k) match of $7,268; life insurance premiums of $194; profit sharing of $10,313; change of $6,288 in accrued pension value of supplemental retirement plan; and director fees of $15,000.

(6)   There is no compensation to report for 2010 for Mr. Fulk since he was employed by Riverview on July 11, 2011.

(7)   2011 salary is prorated from the July 2011 date of hire based on an annual salary of $185,000.

(8)   Includes an automobile allowance for personal use of $1,170 and life insurance premiums of $144.

(9)   Includes a 401(k) match of $7,100; life insurance premiums of $345; and profit sharing of $8,875.

(10)  Includes a 401(k) match of $2,721; life insurance premiums of $194; and profit sharing of $8,401.

(11)  Mr. Zwally’s date of separation was November 20, 2011.

(12)  Includes an automobile stipend of $478; 401(k) match of $5,945; life insurance premiums of $316; and a country club allowance of $9,610.

(13)  Includes an automobile stipend of $420; (401(k) match of $5,524; life insurance premiums of $194; and profit sharing of $10,534; a country club allowance of $14,612.

Messrs Garst, Fox and Fulk are parties to three-year term evergreen employment agreements, while Mrs. Wasko and Mr. Zwally are parties to one-year term evergreen employment agreements.  On January 4, 2012, Riverview entered into an Executive Employment Agreement with Brett D. Fulk in which Mr. Fulk is a party to a three-year term evergreen employment agreement.  Each of the named executive officers are respectively parties to either a one-year or three-year term rolling employment agreement with Riverview Financial Corporation and Riverview Bank, wherein on every anniversary date of the agreement, the employment period will be extended automatically for one additional year on the anniversary date of the agreements and then on each anniversary date of the renewal date, unless notice of nonrenewal is given.  The agreements provide that the executives may participate in those employee benefit plans in which they are eligible.  It also provides that if the executives are terminated without cause or if after a change in control there is a reduction in salaries or benefits, or a change in their reporting responsibilities, duties or titles, the following will occur:

•                  Messrs. Garst and Fox will receive three times their Annual Compensation as defined in the agreement in 24 equal monthly installments beginning 30 days of their separation of services.  The executives will receive a continuation of all non-cash benefits for three years.

•                  Mr. Fulk will receive three times his Annual Compensation as defined in the agreement in 24 equal monthly installments beginning 30 days of his separation of services.  The executive will receive a continuation of all non-cash benefits for one year.

•                  Mrs. Wasko will receive one times her annual base salary, payable in 12 equal monthly installments.  She will also be reimbursed for the monthly premium paid to obtain substantially similar employee benefits for 12 months following the date of termination of employment or until the executive secures substantially similar benefits through other employment, whichever occurs first.

•                  Mr. Zwally would receive one times his Annual Compensation as defined in the agreement, payable in a lump sum as well as a continuation of all non-cash benefits for one year if he would be terminated without cause.

If the payments are determined to be parachute payments and the executives are subject to excise taxes, they will receive an additional cash payment in an amount such that the after-tax proceeds of such payment will be equal to the amount of the excise tax.

On January 24, 2012 Second Amended and Restated Executive Employment Agreements and Noncompetition Agreements were adopted by and between Riverview, the Bank and Messrs. Garst and Fox.  The employment agreements were amended and restated to include recent guidance by the Internal Revenue Service regarding Section 409A of the Internal Revenue Code of 1986, as amended.  The purpose for the noncompetition agreements was to define the restrictions placed on the executives during and after their employment with Riverview and the Bank in terms of being engaged in certain activities which may be considered to be competitive with the goodwill and proprietary rights of Riverview and the Bank.  In consideration of the executives entering into this agreement, the Bank shall:

•                  pay the executives $10,250 upon the execution of the noncompetition agreement;

•                  provide the executives with a membership at a country club during their employment; and

•                  provide the executives with an additional $10,000 in supplemental term insurance during their employment.

Riverview maintains an “Executive Deferred Compensation” program in which one of Riverview’s executives has signed an agreement.  This agreement, which was initiated during 2010, allows executives of Riverview to defer payment of their base salary, bonus and performance based compensation until a future date.  Under this agreement, the estimated present value of the future benefits is accrued over the effective dates of the agreement at an interest rate that is declared annually by the Board of Directors.  Accordingly, the Board of Directors declared the interest rate to be 8.00% for 2011.  The agreement is unfunded, with benefits to be paid from Riverview’s general assets.

Elements of Executive Compensation

Riverview’s executive compensation and benefits package consists of direct compensation and corporate sponsored benefit plans, including base salary, bonuses, health and welfare benefits, profit sharing/401(k) plan, and stock option plans.  Each component is designed to contribute to a total package that is competitive, performance-based, valued by the executives of the corporation and to align their interests with those of the shareholders.

Base salary

A competitive base salary is necessary to attract and retain talented executives.  The base salary for each named executive officer is determined based upon experience, expected personal performance, salary levels that are in place for comparable positions within the industry, and responsibilities assumed by the named executive officers.  While an executive officer’s initial salary is determined by an assessment of competitive market levels, the major factor in determining base salary increases is individual performance.  The Compensation Committee evaluates executive officer base salary levels on an annual basis.  Riverview usually grants annual increases to executives as well as increases needed to reflect changes in responsibilities and the market competitive environment.

In establishing base salaries for 2011, the Compensation Committee considered the corporation’s financial performance in comparison with historical trends and peer group and market based industry data.  In consideration of the difficult economic conditions prevailing in 2011 and Riverview’s financial performance in spite of such conditions, and to maintain a competitive salary base for the executive officers, the Committee determined that an increase in base salary for 2011 was appropriate.

Bonuses

The annual bonus is tied to the corporation’s performance and is not only granted to the named executive officers but is granted to all employees of the corporation.  This award is made at the discretion of the Board of Director if the Board is of the opinion that such an award is merited.  The bonus is designed to align the employees’ interests with those of shareholders by linking the corporation’s performance to such a cash award.

Profit Sharing/401(k) Plan

Executive officers participate in the Profit Sharing/401(k) Plan, which is offered to all full-time employees who have completed at least one year of service and are at least 18 years of age.  This plan is a means for employees to contribute and save for their retirement, and it has a combined tax qualified savings feature and profit sharing feature for employees.  Riverview makes a contributory match to the plan for each participating employee of 4% of their respective compensation.  Riverview may also make a discretionary contribution annually to the plan based upon the corporation’s financial performance.  This discretionary contribution is designed to award employees for contributing to Riverview’s financial success.  Contributions are expressed as a percentage of base salary and executive officers receive the same percentage of base salary as all other employees.  During 2011, the percentage of the discretionary contribution made to all eligible 401(k) participants was approximately 5%.

Stock Option Plan

In January 2009 Riverview implemented a nonqualified stock option plan as discussed below.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate Riverview’s directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders.

Supplemental Executive Retirement Plan

In 2008, HNB Bancorp implemented a supplemental executive retirement plan covering Kirk D. Fox, who at the time was an Executive Vice President of HNB Bancorp.  The plan was assumed by the Corporation after the consolidation of HNB Bancorp with First Perry Bancorp, forming Riverview Financial Corporation.  Mr. Fox will receive $44,000 per year for 15 years beginning upon his termination of employment after age 65.  Upon his termination of employment, he shall become fully vested in the benefit, unless his termination is due to cause as defined by the agreement.

On January 6, 2012, a supplemental executive retirement plan was adopted by and between the Bank and Brett D. Fulk, Chief Operating Officer of the Bank and was effective January 1, 2012.  Mr. Fulk will receive $20,000 per year for 20 years beginning upon his termination of employment after reaching normal retirement age, unless his termination is due to cause as defined by the agreement.

Perquisites

Riverview provides an allowance for automobile use to Messrs. Garst, Fox and Fulk.  In addition, they are entitled to a membership at a country club during their employment.  These provisions are viewed as a normal and reasonable benefit in a highly competitive financial service industry.

2009 Grants of Plan-Based Awards

In January 2009 the Corporation implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  Effective January 4, 2012, shares of the Corporation’s common stock that may be issued or transferred under this plan shall not exceed, in the aggregate, 220,000 shares at a purchase price of $10.60 per share.  The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.

The following table represents information concerning unexercised options; stock that has not vested; and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable(1)	Grant Date	Option exercise price ($/Share)(2)	Option Expiration Date
Robert M. Garst	—	25,000	1/21/2009	$10.60	1/21/2019
	—	2,000	9/16/2009	$10.60	9/16/2019
	—	750	12/07/2011	$10.60	12/07/2021
Kirk D. Fox	—	25,000	1/21/2009	$10.60	1/21/2019
	—	3,000	9/16/2009	$10.60	9/16/2019
Brett Fulk	—	11,000	12/07/2011	$10.60	12/07/2021
Theresa M. Wasko	—	10,000	1/21/2009	$10.60	1/21/2019
	—	5,000	9/16/2009	$10.60	9/16/2019

(1)          The options granted are subject to a seven year cliff vesting schedule.  Options granted on January 21, 2009 will vest January 21, 2016; options granted September 16, 2009 will vest September 16, 2016; and options granted December 7, 2011 will vest December 7, 2018.

(2)          On December 7, 2011, the Board of Directors approved the reduction of the exercise price of the options from $13.00 per share to $10.60 per share, which was the fair market value of the stock at that date.

As of December 31, 2011, none of the executive options were vested or exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee makes recommendations to the Board of Directors concerning the compensation of employees.  The membership of this committee includes three outside directors.  Robert M. Garst, Chief Executive Officer, and Kirk D. Fox, President, are ex officio members of the Compensation Committee, but do not participate in their own review or vote on their own salary increases.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Holders

The following table shows, to the best of our knowledge, those persons or entities who owned of record or beneficially, on March 16, 2012, more than 5% of the outstanding Riverview Financial Corporation common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Arlene G. Deckard c/o Riverview Bank 200 Front Street, PO Box B Marysville, PA 17053	108,601	6.31%

Beneficial Ownership of Executive Officers, Directors and Nominees

The following table shows, as of March 16, 2012, the amount and percentage of Riverview Financial Corporation common stock beneficially owned by each director, each nominee, each named executive officer and all directors, nominees and executive officers of the Corporation as a group.

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

•                  The right to acquire beneficial ownership within 60 days after March 16, 2012.

Unless otherwise indicated in a footnote appearing below the table, all shares reported in the following table are owned directly by the reporting person.  The number of shares owned by the directors, nominees and executive officers is rounded to the nearest whole share.

Name of Individual or Identity of Group	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Nominees
Arthur M. Feld	14,600	0.85%
James G. Ford, II	9,925	0.58%
Kirk D. Fox	682	0.04%
Robert M. Garst	3,703	0.22%
Howard R. Greenawalt	3,000	0.17%
R. Keith Hite	20,000	1.16%
David W. Hoover	15,615	0.91%
Joseph D. Kerwin	15,120	0.88%
James M. Lebo	3,775	0.22%
John M. Schrantz	13,510	0.78%
David A. Troutman	19,430	1.13%

All directors and executive officers as a group (11 persons)	119,360	6.93%

Securities Authorized for Issuance Under Equity Compensation Plans

In January 2009, Riverview implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of the Corporation by providing incentives through participation in the appreciation of the common stock of the Corporation to secure, retain and motivate the Corporation’s directors, officers and key employees and to align such person’s interests with those of the Corporation’s shareholders.  The following table discloses the number of outstanding options granted by Riverview to participants in equity compensation plans not approved by shareholders, as well as the number of securities remaining available for future issuance under the plans as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

2009 Non-Qualified Stock Option Plan	170,000	(1)	$10.60	—

(1)  Effective January 4, 2012, the 2009 Stock Option Plan (the “Plan”) of the Corporation was amended and restated to increase the number of common shares available under the Plan, in the aggregate, to 220,000 shares as compared with 170,000 shares.

The vesting schedule is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and expire ten years following the grant date.  Additional information relating to the 2009 Stock Option Plan can be found in Note 8 — Pension and Other Benefit Plans — in Part II, Item 8 — Financial Statements and Supplementary Data — incorporated in this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Currently, the Board of Directors has eleven (11) members.  Under the Nasdaq Stock Market standards for independence, the following nine (9) directors meet the standards for independence:  Messrs. Feld, Ford, Greenawalt, Hite, Hoover, Kerwin, Lebo, Schrantz and Troutman. This constitutes more than a majority of our Board of Directors.  Only independent directors serve on our Audit Committee, Compensation Committee and Governance and Nominating Committee.

In determining the directors’ independence, the Board of Directors considered the services provided, loan transactions between Riverview Bank and the directors, their respective family members and businesses with whom they are associated, as well as any contributions made to non-profit organizations with whom the directors are associated.

The table following includes a description of other categories or types of transactions, relationships or arrangements considered by the Board (in addition to those listed above and under the section entitled “Transactions with Directors and Executive Officers” below) in reaching its determination that the nine directors are independent.

Name	Independent	Other Transactions/Relationships/Arrangements
Mr. Feld	Yes	Legal services — collection work
Mr. Ford	Yes	Insurance consulting
Mr. Greenawalt	Yes	Tax consulting and preparation
Mr. Hite	Yes	None
Mr. Hoover	Yes	Payroll processing services
Mr. Kerwin	Yes	Legal services — contracts
Mr. Lebo	Yes	Insurance consulting
Mr. Schrantz	Yes	None
Mr. Troutman	Yes	None

In each case, the Board determined that none of the transactions above impaired the independence of the director.

Some of Riverview Financial Corporation’s directors and executive officers and the companies with which they are associated were customers of, and had banking transactions with, Riverview Financial Corporation’s subsidiary bank, Riverview Bank and its operating divisions, Marysville Bank and Halifax Bank, during 2011.  All loans and loan commitments made to them and to their companies were made in the ordinary course of bank business, on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with other customers of the bank, and did not involve more than a normal risk of collectability or present other unfavorable features.  Riverview Financial Corporation’s subsidiary bank anticipates that they will enter into similar transactions in the future.

The Board of Directors must approve all related party transactions that are significant.  The director in question is excused from the board meeting at the time the decision is made.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Smith Elliott Kearns & Company, LLC is the independent registered public accounting firm for Riverview Financial Corporation since 2009.  Aggregate fees billed by Smith Elliott Kearns & Company, LLC, the independent registered public accounting firm for Riverview, for services rendered in the aggregate for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Audit fees(1)	$58,165	$66,415
Audit-related fees(2)	—	2,040
Tax fees(3)	—	—
All other fees(4)	—	—
Total	$58,165	$68,455

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

The report issued by Smith Elliott Kearns & Company, LLC in connection with the audit of the financial statements of the corporation for the year ended December 31, 2011 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope, or accounting principles.

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

10.8

Amended and restated 2009 Stock Option Plan. (Incorporated by reference to Exhibit 99.3 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

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

10.11

Director Emeritus Agreement of Roland Alexander, dated August 30, 2011. (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.12	Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.13

First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14

First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst. (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15

First Amendment to the Director Deferred Compensation Agreement of Kirk Fox. (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.16

Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.17

Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.18

Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz. (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

21	Subsidiaries of the Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101	Interactive Data File (XBRL) furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	March 28, 2012

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Executive Officer)

Date:	March 28, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

DATE

By:	/s/ Robert M. Garst	March 28, 2012
Robert M. Garst
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Theresa M. Wasko	March 28, 2012
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Arthur M. Feld	March 28, 2012
Arthur M. Feld, Director

By:	/s/ James G. Ford, II	March 28, 2012
James G. Ford, II, Director

By:	/s/ Kirk D. Fox	March 28, 2012
Kirk D. Fox, President & Director

By:	/s/ Howard R. Greenawalt	March 28, 2012
Howard R. Greenawalt, Director

By:	/s/ R. Keith Hite	March 28, 2012
R. Keith Hite, Director

By:	/s/ David W. Hoover	March 28, 2012
David W. Hoover, Chairman of the Board
and Director

By:	/s/ Joseph D. Kerwin	March 28, 2012
Joseph D. Kerwin, Director

By:	/s/ James M. Lebo	March 28, 2012
James M. Lebo, Director

By:	/s/ John M. Schrantz	March 28, 2012
John M. Schrantz, Vice Chairman of the Board
and Director

By:	/s/ David A. Troutman	March 28, 2012
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

10.8                        Amended and restated 2009 Stock Option Plan.  (Incorporated by reference to Exhibit 99.3 to Registrant’s Annual Report on Form 10-K for the year ended

December 31, 2008 as filed with the Securities and Exchange Commission on April 10, 2009.)

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

10.11                 Director Emeritus Agreement of Roland Alexander, dated August 30, 2011.  (Incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.12                 Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on July 1, 2010.)

10.13                 First Amendment to the Executive Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 10.13 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.14                 First Amendment to the Director Deferred Compensation Agreement of Robert M. Garst.  (Incorporated by reference to Exhibit 10.14 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.15                 First Amendment to the Director Deferred Compensation Agreement of Kirk Fox.  (Incorporated by reference to Exhibit 10.15 of Registrant’s Form 10-Q as filed with the Securities and Exchange Commission on November 10, 2011.)

10.16                 Director Emeritus Agreements effective November 2, 2011 of Directors Arthur M. Feld, James G. Ford, II, Kirk D. Fox, Robert M. Garst, David W. Hoover, Joseph D. Kerwin and David A. Troutman.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on November 21, 2011.)

10.17                 Director Emeritus Agreement effective November 2, 2011 of Director James M. Lebo.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on November 28, 2011.)

10.18                 Director Emeritus Agreements effective November 2, 2011 of Directors R. Keith Hite and John M. Schrantz.  (Incorporated by reference to Exhibit 99.1 of Registrant’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.)

21                                  Subsidiaries of the Registrant.

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