Form 10-Q
period 2013-06-30
Riverview Financial Corp
filed 2013-09-20
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to                    .

333-188193

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,716,316 shares of Common Stock, par value $0.50 per share, outstanding as of September 19, 2013.

Explanatory Note

Riverview Financial Corporation (“Riverview”), and Union Bancorp, Inc. (“Union”) filed a Registration Statement on Form S-4 (333-188193) (the “Registration Statement”), which became effective on August 9, 2013, pertaining to the proposed consolidation of Riverview and Union into a new, yet-to-be-formed company.  The parties anticipate that the consolidation will close in the fourth quarter of 2013.  As a result of Riverview being deemed a registrant for the purposes of the Registration Statement, Riverview is required, under Section 15(d) of the Securities Exchange Act of 1934, to file this Quarterly Report for the period ended June 30, 2013 within 45 days of the effective date of the Registration Statement.

RIVERVIEW FINANCIAL CORPORATION

PART I.	FINANCIAL INFORMATION

ITEM 1:	FINANCIAL STATEMENTS

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
(In thousands, except share data)	2013	2012
	(Unaudited)	(Audited)
Assets
Cash and due from banks	$9,288	$8,611
Federal funds sold	7,942	1,567
Interest bearing deposits	5,096	5,774
Cash and cash equivalents	22,326	15,952
Interest bearing time deposits with banks	250	250
Investment securities available for sale	32,680	45,101
Mortgage loans held for sale	856	830
Loans, net of allowance for loan losses of $3,773 - 2013; $3,736 - 2012	236,394	234,112
Premises and equipment	6,948	7,162
Accrued interest receivable	911	1,014
Restricted investments in bank stocks	973	1,429
Cash value of life insurance	6,818	6,706
Foreclosed assets	1,809	1,909
Goodwill	2,297	2,297
Intangible assets	493	547
Other assets	2,074	1,888
Total Assets	$314,829	$319,197

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Demand, non-interest bearing	$22,865	$24,526
Demand, interest bearing	110,968	97,576
Savings and money market	58,469	48,342
Time	86,347	99,001
Total deposits	278,649	269,445
Short-term borrowings	—	11,000
Long-term borrowings	7,000	9,550
Accrued interest payable	131	214
Other liabilities	2,314	2,251
Total Liabilities	288,094	292,460

Shareholders’ Equity
Common stock, par value $0.50 per share; authorized 5,000,000 shares; issued 2013 and 2012 1,750,003 shares; outstanding 2013 and 2012 1,716,316 shares	875	875
Surplus	11,372	11,350
Retained earnings	14,832	14,217
Accumulated other comprehensive income (loss)	(7)	632
Treasury stock, at cost 2013 and 2012 33,687 shares	(337)	(337)
Total Shareholders’ Equity	26,735	26,737
Total Liabilities and Shareholders’ Equity	$314,829	$319,197

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except share data)	June 30,		June 30,
	2013	2012	2013	2012
Interest and Dividend Income
Loans, including fees	$2,970	$2,815	$5,936	$5,691
Investment securities - taxable	34	153	86	325
Investment securities - tax exempt	178	184	356	358
Interest-bearing deposits	7	5	12	14
Dividends	1	1	3	2
Total Interest Income	3,190	3,158	6,393	6,390

Interest Expense
Deposits	541	713	1,165	1,460
Short-term borrowings	—	2	1	3
Long-term debt	79	91	160	184
Total Interest Expense	620	806	1,326	1,647

Net Interest Income	2,570	2,352	5,067	4,743

Provision for Loan Losses	—	35	—	85

Net Interest Income after Provision for Loan Losses	2,570	2,317	5,067	4,658

Noninterest Income
Service charges on deposit accounts	74	66	146	128
Other service charges and fees	96	89	171	182
Earnings on cash value of life insurance	55	63	114	126
Fees and commissions from securities brokerage	157	—	272	—
Gain on sale of available for sale securities	—	—	119	770
Loss on sale of other real estate owned	(35)	(28)	(35)	(28)
Gain/(loss) on write-down of other real estate owned	1	—	(74)	—
Loss on other assets	—	(7)	—	(7)
Gain on sale of mortgage loans	229	90	386	163
Total Noninterest Income	577	273	1,099	1,334

Noninterest Expenses
Salaries and employee benefits	1,259	1,131	2,521	2,310
Occupancy expenses	240	219	495	447
Equipment expenses	129	119	263	242
Telecommunication and processing charges	178	149	369	323
Postage and office supplies	68	64	124	125
FDIC premiums	66	66	106	136
Bank shares tax expense	74	71	147	142
Directors’ compensation	67	66	142	132
Professional services	43	47	99	98
Other expenses	261	186	502	330
Total Noninterest Expenses	2,385	2,118	4,768	4,285

Income before Income Taxes	762	472	1,398	1,707

Applicable Federal Income Taxes	201	78	354	416

Net Income	$561	$394	$1,044	$1,291

Basic and Diluted Earnings Per Share	$0.33	$0.23	$0.61	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$561	$394	$1,044	$1,291
Other comprehensive income (loss), net of tax:
Unrealized gains and losses on securities available for sale:
Net unrealized losses arising during the period, net of tax	(393)	(223)	(718)	(1,039)
Reclassification adjustment for income included in net income, net of tax	—	—	79	509
Total other comprehensive income (loss), net of tax	(393)	(223)	(639)	(530)

Total comprehensive income	$168	$171	$405	$761

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity

Balance — January 1, 2012	$875	$11,307	$13,490	$1,006	$(272)	$26,406

Net income	—	—	1,291	—	—	1,291

Other comprehensive income (loss)	—	—	—	(530)	—	(530)

Compensation cost of option grants	—	27	—	—	—	27

Cash dividends, $0.25 per share	—	—	(430)	—	—	(430)

Repurchase common stock	—	—	—	—	(13)	(13)

Balance — June 30, 2012	$875	$11,334	$14,351	$476	$(285)	$26,751

Balance — January 1, 2013	$875	$11,350	$14,217	$632	$(337)	$26,737

Net income	—	—	1,044	—	—	1,044

Other comprehensive income (loss)	—	—	—	(639)	—	(639)

Compensation cost of option grants	—	22	—	—	—	22

Cash dividends, $0.25 per share	—	—	(429)	—	—	(429)

Balance — June 30, 2013	$875	$11,372	$14,832	$(7)	$(337)	$26,735

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$1,044	$1,291
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	295	299
Provision for loan losses	—	85
Granting of stock options	22	27
Net amortization of premiums on securities available for sale	158	180
Net realized loss from write-down or sale of foreclosed real estate and other assets	109	28
Net realized gain on sale of securities available for sale	(119)	(770)
Acquisition of mortgage servicing rights	—	(3)
Amortization of intangible assets	54	17
Deferred income taxes	(146)	278
Proceeds from sale of mortgage loans	24,767	12,643
Net gain on sale of mortgage loans	(386)	(163)
Mortgage loans originated for sale	(24,407)	(12,783)
Earnings on cash value of life insurance, net	(114)	(126)
(Increase) decrease in accrued interest receivable and other assets	392	(307)
Decrease in accrued interest payable and other liabilities	(20)	(367)

Net Cash Provided by Operating Activities	1,649	329

Cash Flows from Investing Activities
Securities available for sale:
Purchases	—	(29,214)
Proceeds from maturities, calls and principal repayments	5,987	3,501
Proceeds from sales	5,427	19,106
Proceeds from the sale of foreclosed real estate	135	—
Net decrease in restricted investments in bank stock	456	150
Net increase in loans	(2,426)	(13,180)
Purchases of premises and equipment	(81)	(315)
Purchase of life insurance	—	(775)
Proceeds from life insurance	2	—

Net Cash Provided by (Used in) Investing Activities	9,500	(20,727)

Cash Flows from Financing Activities
Net increase in deposits	9,204	2,332
Net increase in securities sold under agreements to repurchase	—	627
Payments on short-term borrowings	(11,000)	2,000
Repayment of long-term debt	(2,550)	(1,128)
Purchase of treasury stock	—	(13)
Dividends paid	(429)	(430)

Net Cash Provided by (Used in) Financing Activities	(4,755)	3,388

Net Increase (Decrease) in Cash and Cash Equivalents	6,374	(17,010)
Cash and Cash Equivalents - Beginning	15,952	27,905

Cash and Cash Equivalents - Ending	$22,326	$10,895

RIVERVIEW FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS — CONTINUED

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)

Supplemental Disclosures of Cash Flows Information
Interest paid	$1,376	$1,687
Income taxes paid	$339	$362

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$144	$983

The accompanying notes are an integral part of these consolidated financial statements.

RIVERVIEW FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

Riverview Financial Corporation (“Riverview”) and its wholly-owned bank subsidiary, Riverview Bank (“Bank”), provide loan, deposit and a full range of banking services to individuals, businesses and municipalities through two full service offices in Marysville and Duncannon, Perry County, Pennsylvania, one full service office in Enola, Cumberland County, Pennsylvania, four full service offices in Tower City, Cressona, Pottsville and Orwigsburg, Schuylkill County, Pennsylvania, three full service and one drive-up office in Halifax, Millersburg and Elizabethville, Dauphin County, Pennsylvania and one commercial office in Wyomissing, Berks County, Pennsylvania.  Effective December 27, 2012, the Bank purchased a wealth management business located in Orwigsburg, Schuylkill County, Pennsylvania that provides financial advisory, insurance and investment services relating to non-deposit type investment products.  The business, known as Riverview Financial Wealth Management, is a division of the Bank.

The Bank is a Pennsylvania chartered state bank, which competes with several other financial institutions within its geographic footprint to provide its banking and wealth management services to individuals, businesses, municipalities and other organizations.

Riverview and the Bank are subject to regulations of certain state and federal agencies.  These regulatory agencies periodically examine Riverview and the Bank for adherence to laws and regulations.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with instructions for Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation are of a normal and recurring nature and have been included.

Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013 or any other future period.  The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes for the year ended December 31, 2012, included in Riverview’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on August 9, 2013.

Use of Estimates

These consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and predominant practices within the banking industry.  The preparation of these consolidated financial statements requires Riverview to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and

Note 1 - Summary of Significant Accounting Policies (Continued)

liabilities.  Riverview evaluates estimates on an ongoing basis.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of goodwill, the valuation of deferred tax assets, the determination of other-than-temporary impairment on securities and the valuation of real estate acquired by foreclosure or in satisfaction of loans.  The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions.  In connection with the determination of the estimated losses on loans and foreclosed real estate, management obtains independent appraisals for significant collateral.

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

Accounting Policies

The accounting policies of Riverview as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in Riverview’s annual audited financial statements included in Riverview’s Registration Statement on Form S-4.

Segment Reporting

Riverview operates in a single business segment consisting of traditional banking activities.

Subsequent Events

Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued.  The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about the events or transactions that occur after the balance sheet date.  In preparing these consolidated financial statements, Riverview evaluated the events and transactions that occurred after June 30, 2013 through the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements.

Note 2 — Consolidation with Union Bancorp, Inc.

On March 7, 2013, Riverview Financial Corporation and Union Bancorp, Inc. jointly announced the signing of a definitive agreement to consolidate, forming a new corporation, known as “Newco”, which will adopt the name of “Riverview Financial Corporation”.  The respective bank subsidiaries will merge as part of the transaction.  The proposed consolidation will create a full-service community banking organization serving the Perry, Dauphin, Cumberland, Schuylkill, Northumberland and Berks county markets.  On a proforma basis as of March 31, 2013, the resulting company would have approximately $435,326,000 in assets, $306,285,000 in loans and $382,590,000 in deposits and will be considered well capitalized under capital adequacy guidelines.  The transaction is expected to close in the fourth quarter of 2013, subject to the approval of the shareholders of each institution.  All regulatory approvals have been received.

Under the terms of the consolidation agreement, shareholders of Union will receive 1.95 shares of Newco common stock in exchange for each share of Union common stock they own immediately prior to the completion of the consolidation, and Riverview shareholders will receive one share of Newco’s common stock in exchange for each

Note 2 — Merger with Union Bancorp, Inc. (Continued)

share of Riverview common stock they own immediately prior to the completion of the consolidation.  As a result of the transaction, Riverview’s shareholders are expected to own approximately 63.5% of the outstanding combined company’s common stock and Union’s shareholders are expected to own 36.5% of the combined company’s outstanding common stock.

Note 3 - Earnings Per Common Share

Basic earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  For diluted earnings per share, net income is divided by the weighted average number of shares outstanding plus the incremental number of shares added as a result of converting common stock equivalents.  Riverview’s common stock equivalents consist of outstanding common stock options, for 179,250 shares of Riverview common stock as of June 30, 2013 and June 30, 2012.  There was intrinsic value associated with all of the stock options outstanding at June 30, 2013 because the exercise prices for the options were lower than the trading price of the stock.

The following table presents the amounts used in computing earnings per share the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except share data)	2013	2012	2013	2012
Net income applicable to common stock	$561	$394	$1,044	$1,291

Weighted-average common shares outstanding	1,716,316	1,721,204	1,716,316	1,721,511
Effect of dilutive securities, stock options	1,521	3,638	3,203	6,300
Weighted-average common shares outstanding used to calculate diluted earnings per share	1,717,837	1,724,842	1,719,519	1,727,811

Basic earnings per share	$0.33	$0.23	$0.61	$0.75
Diluted earnings per share	$0.33	$0.23	$0.61	$0.75

Note 4 - Investment Securities Available-for-Sale

The following tables present the amortized cost and estimated fair values of investment securities at June 30, 2013 and December 31, 2012, all of which were available-for-sale:

June 30, 2013:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

State and municipal	$22,241	$381	$348	$22,274
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	10,450	6	50	10,406
	$32,691	$387	$398	$32,680

Note 4 - Investment Securities Available-for-Sale (Continued)

December 31, 2012:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S Government agencies	$3,500	$6	$—	$3,506
State and municipal	22,252	665	64	22,853
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	12,837	169	—	13,006
Collateralized mortgage obligations (CMOs)	5,555	181	—	5,736
	$44,144	$1,021	$64	$45,101

The amortized cost and fair value of debt securities available-for-sale at June 30, 2013, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$—	$—
Due after one year through five years	1,950	1,993
Due after five years through ten years	7,766	7,907
Due after ten years	12,525	12,374
	22,241	22,274
Mortgage-backed securities	10,450	10,406

	$32,691	$32,680

Securities with an amortized cost of $32,689,000 and a fair value of $32,679,000 were pledged at June 30, 2013 as collateral for public fund deposits and for other purposes as required or permitted by law.  This compares to December 31, 2012, where securities with an amortized cost of $30,949,000 and a fair value of $31,797,000 were pledged for the same purposes.

Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013:
Available-for-sale:
State and municipal	$6,919	$304	$1,270	$44	$8,189	$348
Mortgage-backed securities	7,033	50	—	—	7,033	50
	$13,952	$354	$1,270	$44	$15,222	$398
December 31, 2012:
Available-for-sale:
State and municipal	$5,053	$64	$—	$—	$5,053	$64
	$5,053	$64	$—	$—	$5,053	$64

Note 4 - Investment Securities Available-for-Sale (Continued)

Management evaluates securities for other-than-temporary impairment, on at least a quarterly basis.  It is management’s intent to hold all investments until maturity unless market, economic, credit quality or specific investment concerns warrant a sale of securities.  Consideration is given to (1) the length of time and the extent to which the fair value of securities has been less than cost, (2) the credit quality or financial condition and near-term prospects of the issuer, and (3) the intent and ability of the corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2013, nineteen state and municipal securities and ten mortgage-backed securities had unrealized losses as compared with twelve state and municipal securities that had unrealized losses at December 31, 2012.  Management believes that the securities with unrealized losses do not represent impairments that are other-than-temporary.  Rather, management believes that the unrealized losses relate to changes in interest rates since the individual securities were purchased as opposed to underlying credit issues.  As management does not intend to sell any debt securities, and it is more likely than not that management will not be required to sell any debt securities before the cost bases are recovered, no declines are deemed to be other-than-temporary.

As part of its strategy to manage interest rate risk and prepayment risk inherent within the investment portfolio, the Bank sold five available-for-sale mortgage-backed securities totaling $5,309,000 during the first six months of 2013.  There were no securities sold during the three months ended June 30, 2013 since all of the 2013 securities sales occurred in the first quarter of the year.  On a year to date basis, gross realized gains amounted to $119,000 and gross realized losses were zero, resulting in a $119,000 net gain on the sale.  The Bank reinvested the proceeds from the sale into funding loan growth.

Note 5 Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Loans receivable are summarized as follows for the periods presented:

(Dollars in thousands)	June 30, 2013	December 31, 2012

Commercial, financial, agricultural	$26,541	$23,321
Real Estate:
Construction	17,413	19,026
Mortgage	96,771	96,345
Commercial	97,307	97,061
Consumer installment	1,649	1,651
Total loans	239,681	237,404
Deferred loan fees	486	444
Total loans, net of fees	$240,167	$237,848
Allowance for loan losses	$(3,773)	$(3,736)
Total loans, net	$236,394	$234,112

The Bank takes a balanced approach to its lending activities by managing risk associated with its loan portfolio.  This is achieved by maintaining diversification within the portfolio, consistently applying prudent underwriting standards, ensure monitoring efforts are ongoing with attention to portfolio dynamics and mix, and following procedures that are consistently applied and updated on an annual basis.  The Bank contracts an independent third party each year to conduct a credit review of the loan portfolio to provide an independent assessment of asset quality through an evaluation of the established underwriting criteria used in originating credits.  Separately, every loan booked and every loan turndown undergoes an audit review for conformity with established policies and compliance with current regulatory lending laws.  The Bank has not changed its loan underwriting criteria, and management believes its standards continue to remain conservative.  All of the Bank’s loans are to domestic borrowers.

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

The Bank’s management monitors the loan portfolio on a regular basis with consideration given to detailed analysis of loans by portfolio segment.  Portfolio segments represent pools of loans with similar risk characteristics.  There are eight  portfolio segments — commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  For the purpose of estimating the allowance for loan losses, the segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/construction loans are broken into sub-segments for loan participations bought and loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are new market areas adjacent to the Bank’s traditional geographic footprint.

The loans in these sub-segments have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses.  Internal policy requires that the Chief Credit Officer report to the Board of Directors on a quarterly basis to discuss the status of the loan portfolio and any related credit quality issues.  These reports include, but are not limited, to information on past due and nonaccrual loans, impaired loans, the allowance for loan losses, changes in the allowance for loan losses, credit quality indicators and foreclosed assets.

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

The following table presents an aging of loans receivable by loan portfolio segments as of June 30, 2013 and December 31, 2012, and includes nonaccrual loans and loans past due 90 days or more and still accruing:

(In thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing

June 30, 2013:
Commercial	$99	$—	$27	$126	$26,552	$26,678	$27
Commercial real estate:
Non-owner occupied	—	918	—	918	65,526	66,444	—
Owner occupied	233	—	618	851	50,637	51,488	618
1-4 family investment	488	—	345	833	26,612	27,445	—
Commercial land and land development	219	49	—	268	12,915	13,183	—
Residential real estate	903	225	1,350	2,478	37,745	40,223	232
Home equity lines of credit	42	—	473	515	11,892	12,407	—
Consumer	2	—	—	2	2,297	2.299	—
Total	$1,986	$1,192	$2,813	$5,991	$234,176	$240,167	$877

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

	30-59 Days Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
December 31, 2012:
Commercial	$58	$—	$—	$58	$23,365	$23,423	$—
Commercial real estate:
Non-owner occupied	—	—	386	386	66,308	66,694	—
Owner occupied	237	—	119	356	50,270	50,626	—
1-4 family investment	99	83	306	488	27,397	27,885	—
Commercial land and land development	16	—	—	16	12,607	12,623	—
Residential real estate	730	926	1,404	3,060	38,427	41,487	231
Home equity lines of credit	—	—	479	479	12,333	12,812	—
Consumer	58	1	—	59	2,239	2,298	—
Total	$1,198	$1,010	$2,694	$4,902	$232,946	$237,848	$231

Included within the loan portfolio are loans in which the Bank discontinued the accrual of interest due to the deterioration in the financial condition of the borrower.  Such loans approximated $3,451,000 at June 30, 2013.  If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $94,000 for the six months ended June 30, 2013 and $138,000 for the six months ended June 30, 2012.

The following presents loans by loan portfolio segments that were on a nonaccrual status as of June 30, 2013 and December 31, 2012:

(In thousands)	June 30, 2013	December 31, 2012
Commercial	$180	$190
Commercial real estate:
Non-owner occupied	918	1,159
Owner occupied	269	399
1-4 family investment	388	389
Commercial land and land development	—	—
Residential real estate	1,153	1,173
Home equity lines of credit	543	553
Total	$3,451	$3,863

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  The Bank further identifies all loans in nonaccrual status and troubled debt restructured loans as impaired loans, except large groups of smaller balance homogeneous loans that are collectively evaluated for impairment.  Accordingly, the Bank does not separately identify individual consumer and residential loans for impairment disclosures, unless the loans are the subject of a restructuring agreement.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, or the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.  When the measure of an impaired loan results

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

in a realizable value that is less than the recorded investment in the loan, the difference is recorded as a specific valuation allowance against that loan and the Bank then makes the appropriate adjustment to the allowance for loan losses.

The following presents impaired loans by loan portfolio segments for June 30, 2013 and December 31, 2012:

				Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized	Average Recorded Investment in Impaired Loans	Interest Income Recognized

Loans with no related allowance recorded:
Commercial	$718	$718	$—	$723	$8	$725	$16
Commercial real estate:
Non-owner occupied	2,835	2,835	—	3,032	15	3,048	31
Owner occupied	490	490	—	649	4	773	9
1-4 family investment	987	987	—	1,003	7	1,002	15
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	1,159	1,159	—	1,199	9	1,201	14
Home equity lines of credit	776	776	—	791	2	792	5
Consumer	—	—	—	—	—	—	—

Loans with an allowance recorded:
Commercial	170	170	1	189	—	189	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—	—
1-4 family investment	310	310	224	310	—	310	—
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	545	545	224	568	3	568	5
Home equity lines of credit	65	65	47	65	—	65	—
Consumer	—	—	—	—	—	—	—

Total
Commercial	888	888	1	912	8	914	16
Commercial real estate:
Non-owner occupied	2,835	2,835	—	3,032	15	3,048	31
Owner occupied	490	490	—	649	4	773	9
1-4 family investment	1,297	1,297	224	1,313	7	1,312	15
Commercial land and land development	—	—	—	—	—	—	—
Residential real estate	1,704	1,074	224	1,767	12	1,769	19
Home equity lines of credit	841	841	47	856	2	857	5
Consumer	—	—	—	—	—	—	—
	$8,055	$8,055	$496	$8,529	$48	$8,673	$95

Note 5 — Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
December 31, 2012:
Loans with no related allowance recorded:
Commercial	$731	$731	—	$747	$34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,073	1,073	—	1,084	35
Commercial land and land development	—	—	—	—	—
Residential real estate	1,207	1,207	—	1,244	19
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—

Loans with an allowance recorded:
Commercial	177	177	2	191	—
Commercial real estate:
Non-owner occupied	—	—	—	—	—
Owner occupied	—	—	—	—	—
1-4 family investment	343	343	148	350	9
Commercial land and land development	—	—	—	—	—
Residential real estate	518	518	216	541	11
Home equity lines of credit	—	—	—	—	—
Consumer	—	—	—	—	—

Total
Commercial	908	908	2	938	34
Commercial real estate:
Non-owner occupied	3,082	3,082	—	3,441	61
Owner occupied	991	991	—	1,059	36
1-4 family investment	1,416	1,416	148	1,434	44
Commercial land and land development	—	—	—	—	—
Residential real estate	1,725	1,725	216	1,785	30
Home equity lines of credit	853	853	—	865	12
Consumer	3	3	—	6	—
	$8,978	$8,978	$366	$9,528	$217

The recorded investment in impaired loans decreased by $923,000 at June 30, 2013 compared to the year ended December 31, 2012.  This decrease is attributable to the transfer of a $119,000 loan to foreclosed real estate, payment in full of two loans totaling $122,000, with the balance of the reduction attributable to principal payments received on impaired loans.

Impaired loans also include all loans modified and identified as troubled debt restructurings (“TDRs”).  A loan is deemed to be a TDR when the Bank agrees to a modification to the terms of a loan in an effort to mitigate potential loss arising from a borrower’s financial difficulty.  As of June 30, 2013 there were sixteen TDRs totaling $6,507,000 to nine separate and unrelated borrowers who were experiencing financial difficulty.  This compares with sixteen TDRs to nine separate customers totaling $6,106,000 as of June 30, 2012.  The modifications on these loans included reductions in interest rates, extension of maturity dates, lengthening of amortization schedules and provisions for interest only payments.  There are no commitments to extend additional funds to any of these borrowers.

The following table presents the number of TDRs and the recorded investment in TDRs for the three and six months ended June 30, 2013 and 2012, as well as the number and recorded investment in TDRs that

Note 5 — Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

subsequently defaulted.  Defaulted loans are those which are 30 days or more past due for payment under the modified terms.

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial	—	$—	$—	—	$—	$—
Commercial real estate:
Non-owner occupied	—	—	—	—	—	—
Owner occupied	—	—	—	—	—	—
1-4 family investment	—	—	—	—	—	—
Commercial land and land development	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	—	—	—
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	—	—	—	—
1-4 family investment	—	—	—	—
Commercial land and land development	—	—	—	—
Residential real estate	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Troubled Debt Restructurings:
Commercial	—	$—	$—	1	$183	$183
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	—	—	—	1	289	289
1-4 family investment	2	785	785	2	785	785
Commercial land and land development	—	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Note 5 — Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Troubled Debt Restructurings That Subsequently Defaulted:
Commercial	—	—	—	—
Commercial real estate:
Non-owner occupied	—	—	—	—
Owner occupied	—	—	—	—
1-4 family investment	—	—	—	—
Commercial land and land development	—	—	—	—
Residential real estate	—	—	—	—
Home equity lines of credit	—	—	—	—
Consumer	—	—	—	—

The Bank assesses all loan restructurings in accordance with Accounting Standards Update (ASU) 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which provides a creditor with additional guidance in evaluating whether a restructuring of a debt is a troubled debt restructuring.  This ASU further clarifies the definition of a troubled debt restructuring and confirms that a creditor should consider all aspects of a restructuring to determine whether it has granted a concession to a borrower, which would result in the classification of the credit as a TDR.

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

Individual valuation allowances are established in connection with specific loan reviews and the asset classification process, including the procedures for impairment testing.  Such a valuation, which includes a review of loans for which full collectability in accordance with contractual terms is not reasonably assured, considers the estimated fair value of the underlying collateral less the costs to sell, or the present value of expected future cash flows, or the loan’s observable market value.  Any shortfall that exists from this analysis results in a specific allowance for the loan.  Pursuant to policy, loan losses must be charged off in the period the loans, or portions thereof, are deemed uncollectible.  Assumptions and judgments by management in conjunction with outside sources are used to determine whether full collectability of a loan is not reasonably assured.  These assumptions and judgments are also used to determine the estimates of the fair value of the underlying collateral or the present value of expected future cash flows or the loan’s observable market value.  Individual valuation allowances could differ materially as a result of changes in these assumptions and judgments.  Individual loan analyses are performed quarterly on specific loans considered to be impaired.  The results of the individual valuation allowances are aggregated and included in the overall allowance for loan losses.

Loan pool valuation allowances represent loss allowances that have been established to recognize the inherent risks associated with the Bank’s lending activity, but which, unlike individual allowances, have been allocated to unimpaired loans within the following eight portfolio segments:  commercial loans; non-owner occupied commercial real estate loans; owner occupied commercial real estate loans; one-to-four family investment property loans; commercial land/land development/construction loans; residential real estate loans; home equity lines of credit; and consumer loans.  The segments for commercial loans, non-owner occupied commercial real estate loans, owner occupied commercial real estate loans, one-to-four family investment property loans, and commercial land/land development/ construction loans are broken into sub-segments for loan participations bought, and for loans generated by the branches and commercial offices in Schuylkill and Berks counties, which are new market areas adjacent to the Bank’s traditional geographic footprint.  The loans in these sub-segments

Note 5 — Loans Receivable and Credit Quality for Loans and the Allowance for Loan Losses (Continued)

have risk characteristics that differ from the general segments and merit separate analysis in order to afford additional granularity and accuracy in management’s estimate for the allowance for loan losses.  The Bank measures estimated credit losses on each of these groups of loans based on the historical loss rate of each group.  The historical loss rate is calculated based on the average annualized net charge-offs over the most recent eight calendar quarters.  Unimpaired criticized and classified loans are further segregated as “sub- pools” within each of these eight segments.

A separate, higher loss factor is ascribed to each of these “sub-pools” based on the relative risk in each segment as indicated by historical loss ratios, the level of criticized/classified assets, and the nature of each segment in terms of collateral and inherent risk of the loan type.  Management believes that historical losses or even recent trends in losses do not by themselves, form a sufficient basis to determine the appropriate level for the allowance.  Management therefore also considers the following qualitative factors that are likely to cause estimated credit losses associated with each of the portfolio segments to differ from historical loss experience:

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

•                  The existence and effect of any concentrations of credit, and the changes in the level of such concentrations; and

•                  The effect of other external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the existing portfolio.

Each portfolio segment is examined quarterly with regard to the impact of each of these factors on the quality and risk profile of the pool, and adjustments ranging from zero to fifty basis points per factor are calculated.  The sum of these qualitative factor adjustments are added to the historical loss ratio for each segment and the resulting percentage is applied to the loan balance of the segment to arrive at the loan pool valuation allowance.  An unallocated valuation allowance estimate is also made generally in order to give effect to significant loan growth in 2013 resulting from the entry into new markets in Schuylkill county in mid-2011 and into Berks county in mid-2012.  These portfolios are unseasoned and have not yet developed any loss history.  Growth is expected to continue in these portfolios, with focus being given to business, construction, and commercial real estate loans.  These loans are normally larger and more complex, and their collection rates are harder to predict.  Management determines the unallocated portion, which represents the difference between the reported allowance for loan losses and the calculated allowance for loan losses, based generally on the following criteria:

•                  risk of imprecision in the specific and general reserve allocations;

•                  other potential exposure in the loan portfolio, including covering the risks in the growing book of loans in the Schuylkill and Berks county regions;

•                  variances in management’s assessment of national and local economic conditions; and

•                  other internal or external factors that management believes appropriate at the time.

The loan pool valuation allowance for each segment, along with the unallocated valuation allowance, is totaled and added to the individual valuation allowance for impaired loans to arrive at the total allowance for loan losses.

These evaluations are inherently subjective because, even though they are based on objective data, it is management’s interpretation of the data that determines the amount of the appropriate allowance.  If the evaluations prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio resulting in additions to the allowance for loan losses and a reduction in the Bank earnings.

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

Loan Charge Offs

Charge offs of commercial and industrial loans and commercial real estate and construction loans are recorded promptly upon determination that all or a portion of any loan balance is uncollectible.  A loan is considered uncollectible when the borrower is 90 days or more delinquent in principal or interest repayment and the following conditions exist:

•                  It is unlikely that the borrower will have the ability to pay the debt in a timely manner;

•                  Collateral value is insufficient to cover the outstanding indebtedness; or

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

The allowance for loan losses is presented by loan portfolio segments with the outstanding balances of loans for the three and six months ended June 30, 2013 and 2012 as follows:

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended June 30, 2013:
Beginning balance	$588	$830	$763	$488	$167	$566	$113	$30	$201	$3,746
Charge-offs	—	—	—	—	—	7	—	3	—	10
Recoveries	11	—	26	—	—	—	—	—	—	37
Provision	(18)	(1)	(30)	44	(13)	26	4	3	(15)	—
Ending balance	$581	$829	$759	$532	$154	$585	$117	$30	$186	$3,773

Ending balance: individually evaluated for impairment	$1	$—	$—	$224	$—	$224	$47	$—	$—	$496

Ending balance: collectively evaluated for impairment	$580	$829	$759	$308	$154	$361	$70	$30	$186	$3,277

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Allowance for Loan Losses for the Three Months Ended June 30, 2012:
Beginning balance	$747	$525	$573	$287	$177	$637	$73	$23	$237	$3,279
Charge-offs	33	—	353	—	—	28	—	2	—	416
Recoveries	2	—	—	—	—	—	—	—	—	2
Provision	(183)	40	445	5	(7)	(2)	1	3	(267)	35
Ending balance	$533	$565	$665	$292	$170	$607	$74	$24	$(30)	$2,900

Ending balance: individually evaluated for impairment	$—	$41	$—	$—	$—	$217	$—	$—	$—	$258

Ending balance: collectively evaluated for impairment	$533	$524	$665	$292	$170	$390	$74	$24	$(30)	$2,642

Allowance for Loan Losses for the Six Months Ended June 30, 2013:
Beginning balance	$545	$841	$774	$456	$143	$582	$72	$31	$292	$3,736
Charge-offs	—	—	—	—	—	7	—	3	—	10
Recoveries	19	—	26	—	—	—	—	2	—	47
Provision	17	(12)	(41)	76	11	10	45	—	(106)	—
Ending balance	$581	$829	$759	$532	$154	$585	$117	$30	$186	$3,773

Ending balance: individually evaluated for impairment	$1	$—	$—	$224	$—	$224	$47	$—	$—	$496

Ending balance: collectively evaluated for impairment	$580	$829	$759	$308	$154	$361	$70	$30	$186	$3,277

Allowance for Loan Losses for the Six Months Ended June 30, 2012:
Beginning balance	$693	$525	$593	$365	$147	$680	$63	$24	$333	$3,423
Charge-offs	268	—	353	—	—	31	—	2	—	654
Recoveries	46	—	—	—	—	—	—	—	—	46
Provision	62	40	425	(73)	23	(42)	11	2	(363)	85
Ending balance	$533	$565	$665	$292	$170	$607	$74	$24	$(30)	$2,900

Ending balance: individually evaluated for impairment	$—	$41	$—	$—	$—	$217	$—	$—	$—	$258

Ending balance: collectively evaluated for impairment	$533	$524	$665	$292	$170	$390	$74	$24	$(30)	$2,642

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate
(In thousands)	Commercial	Non-Owner Occupied	Owner Occupied	1-4 Family Investment	Commercial — Land and Land Development	Residential Real Estate	Home Equity Lines of Credit	Consumer	Unallocated	Total

Loans as of June 30, 2013:
Ending balance	$26,678	$66,444	$51,488	$27,445	$13,183	$40,223	$12,407	$2,299		$240,167

Ending balance: individually evaluated for impairment	$888	$2,835	$490	$1,297	$—	$1,704	$841	$—		$8,055

Ending balance: collectively evaluated for impairment	$25,790	$63,609	$50,998	$26,148	$13,183	$38,519	$11,566	$2,299		$232,112

Loans as of December 31, 2012:
Ending balance	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298		$237,848

Ending balance: individually evaluated for impairment	$908	$3,082	$991	$1,416	$—	$1,725	$853	$3		$8,978

Ending balance: collectively evaluated for impairment	$22,515	$63,612	$49,635	$26,469	$12,623	$39,762	$11,959	$2,295		$228,870

Credit Quality Indicators

The Bank has established a credit risk rating system to quantify the risk in the Bank’s loan portfolio.  This system is a critical tool for managing the Bank’s lending activities and for evaluating appropriate loan loss reserves.  This rating system is dynamic with risk ratings subject to change at any time when circumstances warrant.  The system rates the strength of the borrower and is designed to be a tool for management to manage the Bank’s credit risk and provide an early warning system for negative migration of credits.  The system also provides for recognition of improvement in credits.  Risk ratings move dynamically, both negatively and positively.

Each new, renewed or modified credit facility is given a risk rating that takes into consideration factors that affect credit quality.  The primary determinants of the risk rating assigned are based upon the reliability of the primary source of repayment and the past, present, and projected financial condition of the borrower.  The rating also reflects current economic and industry conditions.  Major factors used in determining the rating include the following variables:

•                                          Capitalization

•                                          Liquidity

•                                          Cash flow

•                                          Revenue and earnings trends

•                                          Management strength or weakness

•                                          Quality of financial information

•                                          Reputation and credit history

•                                          Industry, including economic climate

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

In addition, the following factors may affect the risk rating derived from the above factors:

Collateral: The rating may be affected by the type and quality of collateral, the level of coverage, the economic life of the collateral, liquidation value, and the Bank’s ability to dispose of the collateral.

Guarantors: The support provided by guarantors varies on a case-by-case basis and, thus the impact of the guarantor on the risk rating assigned to a loan or lending commitment also varies.  In order to provide enough support to impact the assigned rating by one or more levels, the guarantee must be unconditional and be from an individual or entity with substantial financial strength and a vested interest in the success of the borrower.

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

2 - Good

Loans in this category would be characterized by nominal risk and strong repayment certainty. This would include loans to companies or individuals that are paying as agreed and that are either unsecured or secured where reliance is placed on non-liquid or less than good quality liquid collateral.

3 - Satisfactory

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

4 - Watch

Loans in this category would typically be experiencing some negative trends due to financial, operational, economic, or regulatory reasons.  A deteriorating collateral position or guarantor, in isolation, could also justify this rating.  Such loans must have elevated monitoring as a result of negative trends which, if not addressed, could result in an unacceptable increase in credit risk.

5 - Special Mention

A special mention loan has potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in a deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date.  Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant an adverse classification.  Loans for which economic or market conditions are beginning to adversely affect the borrower may be so rated.  An adverse trend in the borrower’s operations or an imbalanced position in the balance sheet which has not reached a point where the liquidation is jeopardized may be best handled by this rating.  Loans in which actual weaknesses are evident and significant are considered

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

for more serious criticism.  In cases where the credit is weak but trends are improving, and/or collateral support is within normal advance margins, consideration is given for the next higher rating.

6 - Substandard

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

The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of June 30, 2013 and December 31, 2012:

		Commercial Real Estate					Home
		Non-			Commercial —		Equity
		Owner	Owner	1-4 Family	Land and Land	Residential	Lines of
(In thousands)	Commercial	Occupied	Occupied	Investment	Development	Real Estate	Credit	Consumer	Total

June 30, 2013:
1 — Excellent	$100	$—	$—	$—	$—	$—	$—	$174	$274
2 — Good	4,210	224	2,297	64	200	—	44	—	7,039
3 — Satisfactory	20,089	61,766	44,840	17,406	12,186	38,071	11,047	2,125	207,530
4 — Watch	830	250	2,640	7,376	363	16	406	—	11,881
5 — Special Mention	533	3,747	1,200	1,413	434	128	367	—	7,822
6 — Substandard	916	457	511	1,186	—	2,008	543	—	5,621
7 — Doubtful	—	—	—	—	—	—	—	—	—
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$26,678	$66,444	$51,488	$27,445	$13,183	$40,223	$12,407	$2,299	$240,167

Note 5 — Loans Receivable, Credit Quality for Loans and the Allowance for Loan Losses (Continued)

		Commercial Real Estate					Home
		Non-			Commercial —		Equity
		Owner	Owner	1-4 Family	Land and Land	Residential	Lines of
(In thousands)	Commercial	Occupied	Occupied	Investment	Development	Real Estate	Credit	Consumer	Total

December 31, 2012:
1 — Excellent	$161	$—	$—	$—	$—	$—	$—	$—	$161
2 — Good	3,768	239	2,392	68	212	—	59	—	6,738
3 — Satisfactory	16,980	61,779	43,353	17,062	11,290	39,313	11,061	2,295	203,133
4 — Watch	652	250	3,279	8,218	653	17	771	—	13,840
5 — Special Mention	954	3,779	590	1,349	468	164	368	—	7,672
6 — Substandard	908	647	1,012	1,188	—	1,993	553	3	6,304
7 — Doubtful	—	—	—	—	—	—	—	—	—
8 — Loss	—	—	—	—	—	—	—	—	—
Total	$23,423	$66,694	$50,626	$27,885	$12,623	$41,487	$12,812	$2,298	$237,848

The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio.  Based upon credit administration’s review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2013, management believes the allowance for loan losses has been established at a level sufficient to cover the probable incurred losses in the loan portfolio.

Note 6 - Stock Option Plan

In January 2009, Riverview implemented a nonqualified stock option plan.  The purpose of the 2009 Stock Option Plan was to advance the development, growth and financial condition of Riverview by providing incentives through participation in the appreciation of the common stock of Riverview to secure, retain and motivate its directors, officers and key employees and to align such person’s interests with those of Riverview’s shareholders.  Originally, shares of Riverview’s common stock that may be issued or transferred under this plan could not exceed, in the aggregate, 170,000 shares. On January 4, 2012, the 2009 Stock Option Plan was amended and restated to increase the number of shares of common stock that may be issued under the Plan through grants of nonqualified stock options.  The amendment increased the number of shares available under the Plan, in the aggregate, to 220,000 shares from 170,000 shares that were originally documented in the Plan.   The vesting schedule for all options is a seven year cliff, which means that the options are 100% vested in the seventh year following the grant date and the expiration date is ten years following the grant date.  The Plan states that upon the date of death of a participant, all awards granted pursuant to the agreement for that participant shall become fully vested and remain exercisable for the option grant’s remaining term.  As of June 30, 2013, there were 11,500 option grants fully vested or exercisable as a result of the deaths of two directors of Riverview.  Information pertaining to options outstanding at June 30, 2013 is as follows:

	Options Outstanding			Options Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

$10.35 - $10.60	179,250	7 years	$10.58	11,500	$10.60	7 years

Riverview accounts for these options in accordance with generally accepted accounting principles related to Share Based Payments, which requires that the fair value of the equity awards be recognized as compensation expense over the period during which the employee is required to provide service in exchange for such an award.  Riverview is amortizing compensation expense over the vesting period, or seven years.  Total compensation

Note 6 — Stock Option Plan (Continued)

expense relating to the options that has been recognized is $133,000, out of which $11,000 was recorded for the three months ended June 30, 2013 and $22,000 was recorded for the six months ended June 30, 2013.  The remaining unrecognized compensation expense as of June 30, 2013 was $138,000.

During the three and six months ended June 30, 2013, no options were granted and no options were exercised.

Note 7 - Financial Instruments with Off Balance Sheet Risk

In the ordinary course of business, the Bank is party to financial instruments with off balance sheet risk to meet the financing needs of its customers.  These financial instruments consist primarily of commitments to extend credit, typically residential mortgage loans and commercial loans and, to a lesser extent, letters of credit.  These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized on the balance sheet.

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

The Bank’s exposure to credit loss for loan commitments (unfunded loans and unused lines of credit, including home equity lines of credit) and standby and performance letters of credit was as follows for the periods indicated:

	Contract or Notional Amount
	June 30, 2013	December 31, 2012
	(In thousands)
Commitments to grant loans	$12,567	$13,262
Unfunded commitments of existing loans	25,182	21,396
Standby and performance letters of credit	1,892	1,749
	$39,641	$36,407

Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments

Management uses its best judgment in estimating the fair value of Riverview’s financial instruments.  However, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Riverview could have realized in sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year-end.

The Fair Value Measurements standard under generally accepted accounting principles defines fair value, describes a framework for measuring fair value and requires disclosures about fair value measurements by establishing a three-level hierarchy that prioritizes the inputs to valuation techniques used to measure fair value.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability.  Classification of assets and liabilities within the

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

hierarchy considers the markets in which the assets and liabilities are traded and the reliability and transparency of the assumptions used to determine fair value.

The three levels of the fair value hierarchy under this standard are defined as follows:

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

For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

Description	Balance	(Level 1) Quoted Prices in Active Markets for Identical Assets	(Level 2) Significant Other Observable Inputs	(Level 3) Significant Unobservable Inputs
	(In thousands)
June 30, 2013:
State and municipal	$22,274	$—	$22,274	$—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	10,406	—	10,406	—
Securities available-for-sale	$32,680	$—	$32,680	$—
December 31, 2012:
U.S. Government agencies	$3,506	$—	$3,506	$—
State and municipal	22,853	—	22,853	—
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	13,006	—	13,006	—
CMOs	5,736	—	5,736	—
Securities available-for-sale	$45,101	$—	$45,101	$—

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with accounting principles generally accepted in the United States of America.  Adjustments to the fair value of these assets usually results from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

For financial assets measured at estimated fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	Level 1	Level 2	Level 3	Total	Total Gains/ Losses
	(In thousands)
June 30, 2013:
Loans held for sale	$—	$856	$—	$856	$—
Other real estate owned	—	1,809	—	1,809	(109)
Impaired loans, net of related allowance	—	594	—	594	—
Total	$—	$3,259	$—	$3,259	$(109)

December 31, 2012:
Loans held for sale	$—	$830	$—	$830	$—
Other real estate owned	—	1,909	—	1,909	(122)
Impaired loans, net of related allowance	—	501	171	672	—
Total	$—	$3,240	$171	$3,411	$(122)

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

June 30, 2013	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$—	Appraisal of collateral(1)	Appraisal and liquidation adjustments(2)	0-(20)%

December 31, 2012	Fair Value Estimate	Valuation Technique	Unobservable Input	Range
Impaired loans	$171	Appraisal of collateral(1)	Appraisal and liquidation adjustments(2)	0-(20)%

(1)         Fair value is generally determined through independent appraisals of the underlying collateral.  When an appraisal is older than two years the asset is categorized as a Level 3.

(2)         Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.  The range of liquidation expenses and other appraisal adjustments are presented as a percent of the appraisal.

The following information should not be interpreted as an estimate of the fair value of Riverview since a fair value calculation is only provided for a limited portion of Riverview’s assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Riverview’s disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Riverview’s financial instruments at June 30, 2013 and December 31, 2012:

Cash and cash equivalents (carried at cost):

The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets’ fair values.

Interest-bearing time deposit (carried at cost):

Fair values for fixed-rate time certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered in the market on certificates to a schedule of aggregated expected monthly maturities on time deposits.  Riverview generally purchases amounts below the insured limit, thus limiting the amount of credit risk on these time deposits.

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Impaired loans (generally carried at fair value):

Impaired loans are those that are accounted for under the standard regarding Accounting by Creditors for Impairment of a Loan, in which Riverview has measured impairment generally based on the fair value of the loan’s collateral.  Fair value is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds.  These assets are included as Level 2 fair values, based upon the lowest level of input that is significant to the fair value measurements.  At June 30, 2013, Riverview had impaired loans of $8,055,000, out of which $1,090,000 required a valuation allowance of $496,000.  This compares with impaired loans of $8,978,000 at December 31, 2012, out of which $1,038,000 required a valuation allowance of $366,000.

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

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

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

Off-balance sheet financial instruments (disclosed at cost):

Fair values for Riverview’s off-balance sheet financial instruments (lending commitments and letters of credit) are based on fees currently charged in the market to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The estimated fair values of Riverview’s financial instruments at June 30, 2013 and December 31, 2012 are presented in the following table:

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
June 30, 2013
Financial assets:
Cash and cash equivalents	$22,326	$22,326	$—	$—
Interest-bearing time deposits	250	250	—	—
Investment securities	32,680	—	32,680	—
Mortgage loans held for sale	856	—	856	—
Loans, net	236,394	—	—	238,802
Accrued interest receivable	911	—	911	—
Restricted investments in bank stocks	973	—	973	—
Financial liabilities:
Deposits	278,649	—	273,494	—
Short-term borrowings	—	—	—	—
Long-term borrowings	7,000	—	7,366	—
Accrued interest payable	131	—	131	—

Off balance sheet financial instruments	—	—	—	—

Note 8 - Fair Value Measurements and Fair Values of Financial Instruments (Continued)

(In thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
December 31, 2012
Financial assets:
Cash and cash equivalents	$15,952	$15,952	$—	$—
Interest-bearing time deposits	250	250	—	—
Investment securities	45,101	—	45,101	—
Mortgage loans held for sale	830	—	830	—
Loans, net	234,112	—	—	237,376
Accrued interest receivable	1,014	—	1,014	—
Restricted investments in bank stocks	1,429	—	1,429	—
Financial liabilities:
Deposits	269,445	—	272,079	—
Short-term borrowings	11,000	—	10,998	—
Long-term borrowings	9,550	—	10,138	—
Accrued interest payable	177	—	177	—

Off balance sheet financial instruments	—	—	—	—

Note 9 — Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) in January 2013 issued Accounting Standards Update (“ASU”) No. 2013-01, “Disclosures About Offsetting Assets and Liabilities”, which clarifies the scope of the new offsetting disclosures requires under ASU No. 2013-01.  It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial position in accordance with ASC 10, “Balance Sheet Presentment”, or ASC 815, “Derivatives and Hedging”, or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements.  This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013.  This guidance did not have a significant impact on Riverview’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income (“AOCI”) or net income line items only for those items that are reported in their entirety in net income in the period of reclassification.  For AOCI reclassification items that are not reclassified in their entirety into net income, entities would then cross reference to the related note to the financial statements for additional information.  Riverview adopted the provisions of ASU No. 2013-2 effective January 1, 2013.  Since Riverview’s only AOCI item consists of unrealized gains or losses on securities available for sale, the adoption of this standard had no impact on Riverview’s consolidated financial statements.

ITEM 2.                                                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RIVERVIEW FINANCIAL CORPORATION

The following discussion and analysis summarizes Riverview’s results of operations and highlights material changes for the three and six months ended June 30, 2013 and June 30, 2012 and its financial condition as of June 30, 2013.  This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report.

This discussion and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes presented in Riverview’s December 31, 2012 Annual Report contained in the Registration Statement on Form S-4.  Current performance does not guarantee and may not be indicative of similar performance in the future.  Other than described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Riverview’s operating results include, but are not limited to, (i) the effects of changing economic conditions in Riverview’s market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could affect Riverview’s operations including the impact of the enactment and implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act [Basel III] (v) funding costs, (vi) volatility in the securities markets, (vii) ineffective business strategy, (viii) effects of deteriorating market conditions, specifically the effect of such condition on loan customers’ ability to repay loans, (ix) inability to achieve consolidated related cost savings, and (x) other external developments which could materially affect Riverview’s business and operations.

Critical Accounting Policies

Riverview considers certain accounting policies to be critically important to the fair presentation of its financial condition and results of operations.  These policies require management to make complex judgments on matters which by their nature have elements of uncertainty.  The sensitivity of Riverview’s consolidated financial statements to these critical accounting policies, and the assumptions and estimates applied, could have a significant impact on its financial condition and results of operations.  These assumptions, estimates and judgments made by management can be influenced by a number of factors, including the general economic environment.   Riverview has identified the following as critical accounting policies:

•                  Adequacy of the allowance for loan losses

•                  Valuation of securities available for sale and impairment analysis

•                  Goodwill valuation and analysis for impairment

•                  Valuation of deferred tax assets

The allowance for loan losses is a valuation account that reflects management’s evaluation of probable losses in the loan portfolio.  Riverview’s evaluation of the adequacy of the allowance for loan losses includes a review of all loans on which the collectability of principal may not be reasonably assured.  Riverview performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability.  The level of the allowance for loan losses reflects an estimate of the losses inherent in the loan portfolio at any point in time.  While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and commercial real estate loans.  These loans are normally larger and more complex, and their collection rates are harder to predict.  Personal loans, including personal mortgage and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.

Riverview’s available for sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  Estimated fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles.  Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves.  Fair values for investment securities are based on market quotations or matrix pricing, where available.  If quoted market prices are not available, fair values used are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.

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

Overview

Riverview is a Pennsylvania corporation headquartered in Halifax, Pennsylvania and is the holding company for Riverview Bank, which is a Pennsylvania chartered full-service community bank headquartered in Marysville, Pennsylvania.  Riverview Bank and its operating divisions, Marysville Bank, Halifax Bank and Riverview Financial Wealth Management, provide a full range of commercial and consumer banking and wealth management services to individuals, businesses and municipalities in Perry, Dauphin, Cumberland, Schuylkill and Berks counties.

Riverview had total consolidated assets of $314,829,000, loans of $236,394,000, deposits of $278,649,000, and shareholders’ equity of $26,735,000 at June 30, 2013.  Net income of $561,000 for the three months ended June 30, 2013 was $167,000 higher than net income of $394,000 for the three months ended June 30, 2012.  The increase quarter over quarter was attributable to higher net interest income attributable to lower cost of funds and an increase in other income due to gains associated with the increased volume of mortgage loans available for sale and brokerage fees associated with the wealth management company acquired December 2012.  For the six months ended June 30, 2013, net income was $1,044,000 (or $ $0.61 per share) as compared to $1,291,000 (or $0.75 per share) for the six months ended June 30, 2012.  This decrease is due to the decrease in net income for the first quarter of 2013 as compared with the first quarter of 2012, as a result of higher gains from the sale of investment securities recorded in 2012 as compared with the gains from the sale of investment securities recorded in 2013.  This also impacted the annualized return on average assets, which was 0.67% for the six months ended June 30, 2013 as compared with 0.90% for the comparable period in 2012 and the annualized return on average equity, which was 7.82% for the first six months of 2013 as compared with 9.77% for the same period in 2012.

Results of Operations

Net Interest Income and Net Interest Margin

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended
	June 30,
	2013			2012
Average Balances and Average Interest Rates (Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$11,062	$34	1.23%	$26,300	153	2.33%
Tax-exempt	22,245	269	4.85%	22,830	278	4.88%
Total securities	33,307	303	3.65%	49,130	431	3.52%
Other interest earning assets	12,204	8	0.26%	8,200	6	0.29%
Loans:
Consumer	1,659	26	6.29%	1,657	26	6.29%
Commercial	26,608	293	4.42%	19,492	235	4.84%
Real estate	211,351	2,661	5.05%	189,047	2,565	5.44%
Total loans	239,618	2,980	4.99%	210,196	2,826	5.39%
Total earning assets	285,129	$3,291	4.63%	267,526	3,263	4.89%
Non-interest earning assets	29,118			22,034

Total assets	$314,247			$289,560

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$106,413	130	0.49%	$89,566	239	1.07%
Savings	56,657	69	0.49%	36,041	24	0.27%
Time deposits	89,335	342	1.54%	96,998	450	1.86%
Total deposits	252,405	541	0.86%	222,605	713	1.28%
Borrowings:
Short-term borrowings	—	—	—	3,229	2	0.25%
Long-term borrowings	9,186	79	3.45%	12,017	91	3.04%
Total borrowings	9,186	79	3.45%	15,246	93	2.45%
Total interest bearing liabilities	261,591	$620	0.95%	237,851	806	1.36%

Demand deposits	23,313			23,686
Other liabilities	2,383			1,392
Shareholders’ equity	26,960			26,631

Total liabilities and shareholders’ equity	$314,247			$289,560

Net interest income		$2,671			$2,457
Net interest spread			3.68%			3.53%
Net interest margin			3.76%			3.68%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the three months ended June 30, 2013, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $28,000, or 0.9%, to $3,291,000 from $3,263000 for the three months ended June 30, 2012.  The increase was due to growth of $17,603,000, or 6.6%, in total earning assets mostly attributable to an increase in loans.  Increased volume offset the 26 basis point decline in the yield of total earning assets to 4.63% for the three months ended June 30, 2013 from 4.89% for the three months ended June 30, 2012.

Total interest expense decreased $186,000, or 23.1%, to $620,000 for the three months ended June 30, 2013 from $806,000 for the three months ended June 30, 2012.  This decrease was attributable to a 41 basis point decline in total cost of funds, which decreased to 0.95% for the second quarter of 2013 from 1.36% for the same period in 2012.  The decline in the cost of funds offset the 10% increase in the volume of average interest bearing liabilities.

Net interest income calculated on a fully tax equivalent basis increased $214,000, to $2,671,000 for the three months ended June 30, 2013 from $2,457,000 for the three months ended June 30, 2012.  Riverview’s net interest spread increased to 3.68% for the three months ended June 30, 2013 from 3.53% for the three months ended June 30, 2012, while its net interest margin increased to 3.76% for the three months ended June 30, 2013 from 3.68% for the three months ended June 30, 2012.  The decrease in cost of funds offset the decline in the yield on interest earning assets.

The following table presents Riverview’s average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended
	June 30,
	2013			2012
Average Balances and Average Interest Rates (Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Securities:
Taxable	$12,777	$86	1.36%	26,336	325	2.49%
Tax-exempt	22,247	539	4.89%	21,596	542	5.06%
Total securities	35,024	625	3.60%	47,932	867	3.65%
Other interest earning assets	11,138	15	0.27%	10,822	16	0.30%
Loans:
Consumer	1,657	56	6.82%	1,715	58	6.82%
Commercial	25,551	549	4.33%	19,100	453	4.78%
Real estate	212,573	5,352	5.08%	186,025	5,202	5.64%
Total loans	239,781	5,957	5.01%	206,840	5,713	5.57%
Total earning assets	285,943	6,597	4.65%	265,594	6,596	5.01%
Non-interest earning assets	27,631			22,550

Total assets	$313,574			$288,144

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing demand	$102,765	$304	0.60%	$92,786	$486	1.06%
Savings	54,789	133	0.49%	34,606	54	0.31%
Time deposits	93,389	728	1.57%	95,451	920	1.94%
Total deposits	250,943	1,165	0.94%	222,843	1,460	1.32%
Borrowings:
Short-term borrowings	530	1	0.38%	2,224	3	0.27%
Long-term borrowings	9,367	160	3.44%	12,097	184	3.07%
Total borrowings	9,897	161	3.28%	14,321	187	2.63%
Total interest bearing liabilities	260,840	1,326	1.03%	237,164	1,647	1.40%

Demand deposits	23,439			22,896
Other liabilities	2,362			1,434
Shareholders’ equity	26,933			26,650

Total liabilities and shareholders’ equity	$313,574			$288,144

Net interest income		$5,271			$4,949
Net interest spread			3.62%			3.61%
Net interest margin			3.72%			3.76%

Tax-exempt income is presented on a fully tax-equivalent basis assuming a tax rate of 34%.

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

For the six months ended June 30, 2013, total interest income increased on a fully tax equivalent basis (as adjusted for the tax benefit derived from tax-exempt assets) by $1,000 to $6,597,000 from $6,596,000 for the six months ended June 30, 2012.  The increase in total interest income was due to the $20,349,000 increase in total interest earning assets, which grew to $285,943,000 at June 30, 2013 as compared with $265,594,000 at June 30, 2012.  The increase in the volume of total interest earning assets, which was mostly attributable to loan growth, offset the decline in the yield of total earning assets to 4.65% for the six months ended June 30, 2013 from 5.01% for the six months ended June 30, 2012.  In particular, the decline in the loan yield to 5.01% at June 30, 2013 from 5.57% at June 30, 2012 had the greatest impact in reducing the yield generated from total interest earning assets.

Total interest expense decreased $321,000 to $1,326,000 for the six months ended June 30, 2013 from $1,647,000 for the six months ended June 30, 2012.  This decrease was attributable to a 37 basis point decline in total cost of funds, which decreased to 1.03% at June 30, 2013 from 1.40% at June 30, 2012.  The decline in the cost of funds offset the 10% increase in the volume of total average interest bearing liabilities, all of which was attributable to deposit growth.

Net interest income calculated on a fully tax equivalent basis increased $322,000, to $5,271,000, for the six months ended June 30, 2013 from $4,949,000 for the six months ended June 30, 2012.  Riverview’s net interest spread increased to 3.62% for the six months ended June 30, 2013 from 3.61% for the six months ended June 30, 2012, while its net interest margin decreased to 3.72% for the six months ended June 30, 2013 from 3.76% for the six months ended June 30, 2012.  The decrease in cost of funds helped to offset interest rate compression on the asset side of the balance sheet, which was somewhat mitigated by the increased volume of total earning assets.

Provision for Loan Losses

The provision for loan losses represents management’s determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management’s best estimate of the known and inherent losses in the existing loan portfolio.   Credit exposures deemed uncollectible are charged against the allowance for loan losses.  Recoveries of previously charged-off loans are credited to the allowance for loan losses.  Management performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors.  In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower’s ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions.  This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available.  Loans are also reviewed for impairment based on discounted cash flows using the loans’ initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan.  After an evaluation of these factors, Riverview recorded no provision for the three and six months ended June 30, 2013 as compared with $35,000 recorded for the three months ended June 30, 2012 and $85,000 recorded for the six months ended June 30, 2012.  The decision not to record a provision for the first six months of 2013 was driven by general improvement in credit quality indicators over the prior year, nominal loan growth since the 2012 year end, and the level of unallocated provision.  The allowance for loan losses was $3,773,000, or 1.57% of total loans outstanding at June 30, 2013, as compared to $3,736,000, or 1.57% of total loans at December 31, 2012, and $2,900,000, or 1.37% of total loans at June 30, 2012.

Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance.  Management believes the allowance for loan losses at June 30, 2013 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio.  At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Non-Interest Income

The following table sets forth changes in non-interest income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
Non-Interest Income		Increase/(Decrease)
(Dollars in thousands)	2013	Amount	%	2012
Service charges on deposit accounts	$74	$8	12.1%	$66
Other service charges and fees	96	7	7.9%	89
Earnings on cash value of life insurance	55	(8)	(12.7)%	63
Fees and commissions from securities brokerage	157	157	100.0%	—
Loss on sale of other real estate owned	(35)	(7)	(25.0)%	(28)
Gain from write-down of other real estate owned	1	1	100.0%	—
Loss on other assets	—	7	100.0%	(7)
Gain from sale of mortgage loans	229	139	154.4%	90
	$577	$304	111.4%	$273

Non-interest income continues to be an important source of income for Riverview, representing 18.3% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2013 as compared with 10.4% for the second quarter of 2012.  Non-interest income increased 111.4% in comparing the financial results for the second quarter of 2013 with the results for the same period in 2012.  The increase was attributable to fees and commissions generated from the wealth management company that the Bank acquired in December 2012.  In addition, gains from the sale of mortgage loans increased as a result of the increased volume of new and refinanced mortgage loans that were available for sale and were sold, service released, in the secondary market.

The following table sets forth changes in non-interest income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
Non-Interest Income		Increase/(Decrease)
(Dollars in thousands)	2013	Amount	%	2012
Service charges on deposit accounts	$146	$18	14.1%	$128
Other service charges and fees	171	(11)	(6.0)%	182
Earnings on cash value of life insurance	114	(12)	(9.5)%	126
Fees and commissions from securities brokerage	272	272	100.0%	—
Gains from sale of available for sale securities	119	(651)	(84.5)%	770
Loss on the sale of other real estate owned	(35)	(7)	(25.0)%	(28)
Loss on write-down of other real estate owned	(74)	(74)	(100.0)%	—
Loss on other assets	—	7	100.0%	(7)
Gain from the sale of mortgage loans	386	223	136.8%	163
	$1,099	$(235)	(17.6)%	$1,334

Non-interest income represented 17.8% of total revenues (comprised of net interest income and non-interest income) for the first six months of 2013 as compared with 22% for the first six months of 2012.  Total non-interest income was 17.6% lower at June 30, 2013 as compared with June 30, 2012 due to a $770,000 net gain from the sale of investment securities recorded during the first quarter of 2012 as compared with a net gain of $119,000 from the sale of investment securities recorded during the first quarter of 2013.  Further contributing to the decrease in 2013 non-interest income was the recording of a $35,000 loss from the sale of other real estate owned and a $74,000 write-down of other real estate owned.  Offsetting this decrease was an increase in gains from the sale of mortgage loans, which amounted to $386,000 at June 30, 2013 as compared with $163,000 at June 30, 2012.  This increase was due to an increase in the volume of loans available for sale that were sold to Freddie Mac on a servicing released basis during 2013 as compared with 2012.  In addition, the wealth management company acquired at the 2012 year end generated $272,000 in fee and commission income during the first six months of 2013.

Non-Interest Expense

The following table presents the components of non-interest expense for the second quarters of 2013 and 2012.

	Three Months Ended June 30,
Non-Interest Expense		Increase/(Decrease)
(Dollars in thousands)	2013	Amount	%	2012
Salaries and employee benefits	$1,259	$128	11.3%	1,131
Occupancy expense	240	21	9.6%	219
Equipment expense	129	10	8.4%	119
Telecommunications and processing charges	178	29	19.5%	149
Postage and office supplies	68	4	6.3%	64
FDIC premium	66	—	—	66
Bank shares tax expense	74	3	4.2%	71
Directors’ compensation	67	1	1.5%	66
Professional services	43	(4)	(8.5)%	47
Other expenses	261	75	40.3%	186
	$2,385	$267	12.6%	$2,118

Non-interest expenses increased 12.6% quarter over quarter.  In particular, the increases in the expenses quarter over quarter relating to salary and employee benefits, occupancy, equipment, telecommunications and processing charges and other expenses were associated with the Bank’s expansion through the opening of new branches in Schuylkill county, a commercial office in Berks county and a wealth management company in Schuylkill county in the latter part of 2012.

The following table presents the components of non-interest expense for the first six months of 2013 and 2012.

	Six Months Ended June 30,
Non-Interest Expense		Increase/(Decrease)
(Dollars in thousands)	2013	Amount	%	2012
Salaries and employee benefits	$2,521	$211	9.1%	$2,310
Occupancy expense	495	48	10.7%	447
Equipment expense	263	21	8.7%	242
Telecommunications and processing charges	369	46	14.2%	323
Postage and office supplies	124	(1)	(0.8)%	125
FDIC premium	106	(30)	(22.1)%	136
Bank shares tax expense	147	5	3.5%	142
Directors’ compensation	142	10	7.6%	132
Professional services	99	1	1.0%	98
Other expenses	502	172	52.1%	330
	$4,768	$483	11.3%	$4,285

Non-interest expenses increased 11.3% year over year.  In particular, the increases in the expenses relating to salary and employee benefits, occupancy, equipment, telecommunications and processing charges and other expenses were associated with the Bank’s expansion into the Schuylkill and Berks county market areas and the acquisition of a wealth management company December 2012.  There was a reduction in the FDIC premium expense which was attributable to the FDIC’s revision of its calculation of the base assessment rate of the premium using average assets as opposed to domestic deposits.

Provision for Federal Income Taxes

The income tax expense was $201,000 for the second quarter of 2013, an increase of $123,000 compared to $78,000 for the second quarter of 2012.  The increase in the second quarter tax provision was attributable to the increase in net income quarter over quarter.  For the six months ended June 30, 2013, the tax provision was $354,000 compared to $416,000 for the six months ended June 30, 2012.  Respectively, these provisions reflect effective tax rates of approximately 25.3% for 2013 and 24.4% for 2012.  The decrease in the tax accrual for 2013 was attributable to a lower amount of net income before taxes recorded for the first six months of 2013 as compared with 2012.  The decreased in net income before taxes was a result of a $770,000 gain from the sale of investment securities recorded during the first quarter of 2012 as compared with a gain of $119,000 from the sale of investment securities recorded during the first quarter of 2013.  Riverview’s effective tax rate differs from the statutory rate of 34% due to tax-exempt interest income from municipal bonds and loans, and non-taxable income from bank owned life insurance.

Financial Condition as of June 30, 2013 and December 31, 2012

Securities

The following table sets forth the composition of the investment securities portfolio as of June 30, 2013 and December 31, 2012:

Investment Securities	June 30,	December 31,
(In thousands)	2013	2012
Available for Sale Securities (at fair value):
U.S. Government agencies	$—	$3,506
State and municipal	22,274	22,853
U.S. Government agencies and sponsored enterprises (GSEs) - residential:
Mortgage-backed securities	10,406	13,006
Collateralized mortgage obligations (CMOs)	—	5,736
Total	$32,680	$45,101

Since the year end, total investment securities have decreased as a result of security calls, sales, maturities, normal repayments and accelerated prepayments, especially from mortgage-backed securities.  None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”).  Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

No securities are considered other-than-temporarily impaired based on management’s evaluation of the individual securities, including the extent and length of any unrealized losses, and Riverview’s ability to hold the securities until maturity or until the fair values recover, and management’s opinion that it will not have to sell the securities prior to recovery of value.  Riverview invests in securities for the cash flow and yields they produce and not to profit from trading.  Riverview holds no trading securities in its portfolio, and the portfolio did not contain high risk securities or derivatives as of June 30, 2013.

Restricted Investments in Bank Stocks

Riverview Bank’s investment in restricted stock is a required investment in the common stock of correspondent banks, consisting of Atlantic Central Bankers Bank and the Federal Home Loan Bank of Pittsburgh (“FHLB”).  These stocks have no readily available market values and are carried at cost since they are not actively traded.

In December 2008, the FHLB notified member banks that it was suspending the repurchase of capital stock and dividend payments to preserve capital.  Beginning in the fourth quarter of 2010 the FHLB announced its decision to repurchase excess capital stock and has continued to do so on a quarterly basis.  Riverview Bank has since received $1,072,000 representing the repurchase of 10,722 shares from the FHLB, of which $457,000 was received during the first six months of 2013.  In early 2012, the FHLB resumed the payment of a dividend to its member banks.  Riverview Bank received a dividend of $1,000 for the three months ended June 30, 2013, for a total of $2,000 for the six months ended June 30, 2013.  During the second quarter of 2013, the FHLB announced the payment of a dividend to its member banks at an annualized rate of 1.0%, calculated on the stockholder’s average capital stock held for the three months ended June 30, 2013, payable July 30, 2013.

Management evaluates restricted stock for impairment based upon its assessment of the ultimate recoverability of the cost rather than by recognizing temporary declines in value.  Management believes no impairment charge is necessary with regard to such restricted stock investments.

Loans

The loan portfolio comprises the major component of Riverview’s earning assets and is the highest yielding asset category.  Total loans, net of unearned income increased $2,282,000, or 1%, to $236,394,000 at June 30, 2013 from $234,112,000 at December 31, 2012.  Since the 2012 year end, there has been modest growth in the loan portfolio.  As new loans were recorded during the first six months of 2013, scheduled loan payments and increased prepayments and payoffs impacted loan growth.  In addition, Riverview Bank originated mortgage loans which it continued to sell to Freddie Mac on a service released basis.  The decision to sell mortgage loans was generally based upon the Bank’s relationship with the customer, with further consideration given to the interest rate environment, interest rate risk and overall economic conditions.

All of Riverview’s loans are to domestic borrowers.

Credit Risk and Loan Quality

The following table presents non-performing loans and assets as of June 30, 2013 and December 31, 2012:

Non-Performing Assets	June 30,	December 31,
(Dollars in thousands)	2013	2012
Accruing loans past due 90 days	$877	$231
Non-accrual loans	3,451	3,863
Total non-performing loans	4,328	4,094

Foreclosed real estate	1,809	1,909
Total non-performing assets	$6,137	$6,003

Non-performing loans to total loans	1.80%	1.72%
Non-performing assets to total assets	1.95%	1.88%
Allowance to non-performing loans	87.18%	91.26%

The non-performing asset ratios presented in the table reflect some minor deterioration in the credit quality of the loan portfolio since the 2012 year end.  During the first six months of 2013, the Bank experienced an increase of $234,000 in total non-performing loans attributable to an increase in accruing loan past due 90 days of $646,000 and a decrease of $412,000 in non-accrual loans. The $134,000 increase in total non-performing assets as of June 30, 2013 as compared with the 2012 year end was attributable to the $234,000 increase in non-performing loans and a $100,000 decrease in foreclosed real estate.  Management continues to be vigilant in its efforts to identify, evaluate and minimize credit risk and potential losses.  Management is proactive in addressing and managing risk appropriate to the level of loan volume and delinquencies in the loan portfolio through its implementation of an enhanced credit administration process - including a structured loan collection process and close monitoring of compliance with underwriting and loan to value guidelines.

Riverview Bank had $1,809,000 in real estate acquired through foreclosure as of June 30, 2013 as compared with $1,909,000 as of December 31, 2012.  The foreclosed real estate as of June 30, 2013 consisted of one single family home located in a community serviced by the Bank totaling $191,000,  one residential development loan totaling $1,113,000, representing Riverview’s purchased participation in a loan made by another financial institution to a now defunct developer, one commercial/industrial warehouse property totaling $258,000, one commercial property approved for development totaling $126,000 and four one-to-four family residential investment properties totaling $121,000.  The decrease at June 30, 2013 from December 31, 2012 was due to the sale of one single family home and a one-to-four family residential investment property, along with an additional write down in the carrying value of three one-to four family residential investment properties reflecting the market conditions in the community where these properties are located.  Each of the foreclosed loans has been marked to the appropriate realizable value, and, at this time, no material loss is anticipated upon the ultimate sale of these assets.

A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics, exceed 10% of loans outstanding.

The following table presents loan concentrations as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Loans to Lessors of:
Residential buildings and dwellings	$44,144	$44,954
Nonresidential buildings	37,288	37,572

Although the loans listed above were not made to any one particular borrower or industry, the quality of these loans could be affected by the region’s economy and overall real estate market.  The performance of these portfolios continues to be acceptable with no losses for the year.

Demand for office space and residential apartment space was solid in 2012 in the Bank’s market area.  This demand has continued through the first half of 2013. The marketplace shows continuing signs of improvement as occupancy and rental rates have become increasingly more stable.  As such, management does not believe that this concentration is an adverse trend to the Bank at this time.

The Bank’s lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank and the Board of Directors.  Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons.  The Bank’s policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount.  Loans are reviewed daily as to their status.  Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

As a result of management’s ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, no provision was made to the allowance for loan losses for the three and six months ended June 30, 2013 as compared with $35,000 for the three months ended for a total of $85,000 for six months ended June 30, 2012.  Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio.  Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.  Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses (Dollars in thousands)	June 30, 2013	June 30, 2012
Beginning balance
Provision for loan losses	$3,736	$3,423
	—	85
Charge-offs:
Commercial, financial, agricultural	—	268
Real estate commercial	—	353
Real estate mortgage	7	31
Installments	3	2
Total charge-offs	10	654

Recoveries:
Commercial, financial, agricultural	19	46
Real estate commercial	26	—
Real estate mortgage	—	—
Installments	2	—
Total recoveries	47	—

Net (charge-offs)/recoveries	37	(608)

Ending balance	$3,773	$2,900

Net (charge-offs)/recoveries to average loans (annualized)	0.03%	(0.59)%
Allowance for loan losses to total loans	1.57%	1.37%

The increase in the allowance for loan losses as a percentage of total loans as of June 30, 2013 as compared with June 30, 2012 primarily reflects the additional provisions that were made during the latter part of 2012 as a result of loan growth and charge offs.  Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that, going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors the Bank cannot control.

Deposits

Deposits are the major source of the Bank’s funds for lending and investing purposes.  Total deposits at June 30, 2013 were $278,649,000, an increase of $9,204,000, or 3.4%, from total deposits of $269,445,000 at December 31, 2012.  Most of the deposit growth was attributable to interest bearing deposits, which increased $10,865,000, or 4.4%, to $255,784,000 at June 30, 2013 from $244,919,000 at December 31, 2012, while noninterest bearing deposit decreased $1,661,000, or 6.8%, at June 30, 2013 since the 2012 year end.  As a result of the low interest rate environment, the Bank’s cost of funds associated with interest bearing deposits declined to 1.03% at June 30, 2013 from 1.29% at December 31, 2012 and 1.40% at June 30, 2012.

Borrowings

The Bank paid off all of its short-term borrowings during the first six months of 2013 so that there were no outstanding balances at June 30, 2013 as compared with $11,000,000 in short-term borrowings at December 31, 2012, which were comprised of borrowings under the Bank’s FHLB Open Repo Plus line.

Long-term borrowings were totaled $7,000,000 at June 30, 2013 as compared to $9,550,000 at December 31, 2012 and are summarized as follows:

•                  Long-term borrowings from the FHLB totaled $5,000,000 at June 30, 2013 as compared with $7,550,000 at December 31, 2012.

•                  Riverview has a secured closed-end line of credit for $2,000,000 with The Gratz Bank, Gratz, Pennsylvania.  The outstanding amount borrowed under this line was $2,000,000 at June 30, 2013 and December 31, 2012.

•                  Riverview has a $3,000,000 secured guidance line of credit with ACNB Bank, Gettysburg, Pennsylvania.  Riverview had no outstanding borrowings drawn against this line at June 30, 2013 or December 31, 2012.

Shareholders’ Equity and Capital Adequacy

At June 30, 2013, shareholders’ equity for Riverview totaled $26,735,000, a decrease of $2,000 as compared with shareholder equity of $26,737,000 at December 31, 2012.  The decrease was due to net income of $1,044,000, less the payment of dividends of $429,000, an increase of $22,000 to surplus to reflect the compensation cost associated with option grants, and a decrease in the net unrealized gains on securities available for sale, which net of tax, reduced equity by $639,000.

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

Capital Ratios (of Bank)

	June 30, 2013	December 31, 2012	Regulatory Minimum	“Well Capitalized” Requirement
Tier 1 capital (to average assets)	8.3%	8.1%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	10.8%	10.9%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	12.1%	12.1%	8.0%	10.0%

Banking laws and regulations limit the ability of the Bank to transfer cash to Riverview in the form of cash dividends, loans or advances.  Regulatory approval is required if the total of all dividends declared by a state bank in any calendar year exceeds net profits (as defined) for that year combined with the retained net profits for the two preceding years.  At June 30, 2013, $1,705,000 of undistributed earnings of the Bank, included in consolidated shareholders’ equity, was available for distribution to Riverview as dividends without prior regulatory approval.

The following presents the details of the regular and special quarterly cash dividends paid to Riverview’s shareholders during the six months ended June 30, 2013, which reduced retained earnings by $429,000:

Declaration Date	Record Date	Date of Payment	Dividend Type	Dividend Payment per Share
2/20/2013	3/8/2013	3/29/2013	Regular	$0.08/share
2/20/2013	3/8/2013	3/29/2013	Special	$0.045/share
5/15/2013	5/31/2013	6/28/2013	Regular	$0.08/share
5/15/2013	5/31/2013	6/28/2013	Special	$0.045/share

On August 21, 2013 Riverview’s Board of Directors declared the payment of a regular cash dividend of $0.08 per share plus a special cash dividend of $0.045 per share for a total third quarter 2013 cash dividend of $0.125 per share.  The dividend is payable on September 30, 2013 to all shareholders of record as of September 6, 2013.

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

Off-Balance Sheet Arrangements

Riverview is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit.  At June 30, 2013, Riverview had unfunded outstanding commitments to extend credit of $37,749,000 and outstanding letters of credit of $1,892,000.  Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.  Refer to Note 11 of the 2012 Consolidated Financial Statements for a discussion of the nature, business purpose and importance of Riverview’s off-balance sheet arrangements.

Interest Rate Sensitivity Analysis and Interest Rate Risk Management

Interest rate risk is the exposure of a bank’s current and future earnings and capital arising from adverse movements in interest rates.  Interest rate risk can create exposure for the Bank in two primary areas.  Changes in rates may have an impact on the Bank’s liquidity position and movements in interest rates can create fluctuations in net interest income and changes in the economic value of equity.

The Bank employs various management techniques and analytical tools to monitor and minimize its exposure to interest rate risk.  The guidelines used by the Bank are to limit exposure to changes in interest rates that affect the underlying economic value of assets and liabilities, earnings and capital.  The Asset/Liability Committee (“ALCO Committee”), consisting of key financial and senior management personnel and directors, meets on a quarterly basis.  The ALCO Committee is responsible for reviewing the interest rate sensitivity position of the Bank, approving asset and liability management policies and overseeing the formulation and implementation of strategies regarding balance sheet positions, liquidity and earnings.

The ALCO Committee examines the extent to which the Bank’s assets and liabilities are interest rate sensitive and reviews a variety of strategies that project changes in asset or liability mix and the impact of those changes on projected net interest income.  The Committee also reviews the interest rate sensitivity gap, which is the difference between interest earning assets and interest bearing liabilities scheduled to mature or re-price within specific time periods using flat rates as a base and rising and declining rates.   A positive gap occurs when the amount of interest sensitive assets exceed the amount of interest sensitive liabilities, while a negative gap occurs when the amount of interest sensitive liabilities exceed the amount of interest sensitive assets.  During a period of declining interest rates, a negative gap position tends to result in an increase in net interest income, while a positive gap in that particular rate environment tends to adversely affect net interest income.  If re-pricing of assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

The Bank’s balance sheet at June 30, 2013 was positively gapped, which suggests that the net yield on interest earning assets may increase during periods of rising rates.  However, a simple interest rate gap analysis alone may not be an accurate indicator of how changes in interest rates will affect net interest income.  Changes in interest rates may not uniformly affect income associated with interest earning assets and costs associated with interest bearing liabilities.  In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income.  Although certain assets and liabilities may have similar maturities or periods of re-pricing, they may react differently to changes in market interest rates.  Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates.  In the event of a change in interest rates, prepayments and early withdrawal levels could also deviate from those assumed in evaluating the interest rate gap.

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

Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $22,576,000 at June 30, 2013, which was $6,374,000 higher than the $16,202,000 that was outstanding at December 31, 2012.  While liquidity sources generated from assets include scheduled and prepayments of principal and interest from securities and loans in Riverview’s portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital.  At June 30, 2013, there were no unpledged available-for-sale securities readily available for sale for liquidity purposes as compared with $13,304,000 that was available at December 31, 2012.  The decrease in the volume of unpledged securities was attributable to the increase in the amount of investment securities that were needed to be pledged as a result of an increase in public fund deposits since the 2012 year end.

On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates.  Riverview Bank’s core deposits, which exclude certificates of deposit over $250,000, were $267,621,000 at June 30, 2013 as compared to $255,427,000 at December 31, 2012.  Core deposits have historically provided a source of relatively stable and low cost liquidity.  Short-term and long-term borrowings utilizing the federal funds line and credit facilities established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding.  As of June 30, 2013, Riverview had access to two formal borrowing lines with its correspondent banks totaling $103,190,000, net of the aggregate amount outstanding on these lines totaling $5,000,000.  This is in addition to the $3,000,000 line with ACNB Bank.

There are a number of factors that may impact Riverview’s liquidity position.  Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows.  Management is of the opinion that its liquidity position at June 30, 2013 was adequate to respond to fluctuations “on” and “off” the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

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

ITEM 3.                                                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4.                                                CONTROLS AND PROCEDURES

Riverview’s Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Riverview’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 15d-15.  Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Riverview’s disclosure controls and procedures as of June 30, 2013, are effective in timely alerting them to material information relating to Riverview that is required to be in Riverview’s periodic filings under the Exchange Act.

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

Riverview did not repurchase any of its common stock during the first six months of 2013.

Item 3.                                                         Defaults upon Senior Securities

Not applicable.

Item 4.                                                         Mine Safety Disclosure

Not applicable.

Item 5.                                                         Other Information

Not applicable.

Item 6.                                                         Exhibits.

2.1

Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Riverview Financial Corporation’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)

The Registrant’s Articles of Incorporation. (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s current report on Form 8-K (Registration No. 333-153486) filed April 7, 2011).

11.1	Statements re computation of per share earnings (see Note 3 to Riverview Financial Corporation’s unaudited consolidated financial statements filed herein).

21	Subsidiaries of the Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer
(Principal Executive Officer)

Date:	September 20, 2013

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer
(Principal Financial Officer)

Date:	September 20, 2013

EXHIBIT INDEX

2.1

Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Riverview Financial Corporation’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)

The Registrant’s Articles of Incorporation. (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s current report on Form 8-K (Registration No. 333-153486) filed April 7, 2011).

11.1	Statements re computation of per share earnings (see Note 3 to Riverview Financial Corporation’s unaudited consolidated financial statements filed herein).

21	Subsidiaries of the Registrant.

31.1	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).