Form 10-Q/A
period 2013-06-30
Riverview Financial Corp
filed 2013-10-16
CIK 1452899

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

333-153486-99

Commission File Number

RIVERVIEW FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	26-3853402
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Riverview Financial Corporation’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended June 30, 2013, as filed with the Securities and Exchange Commission on September 20, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Registration S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No.1 to the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act of 1993, as amended (the “Securities Act”), of the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Exhibits.

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Riverview Financial Corporation’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)	The Registrant’s Articles of Incorporation. (Incorporated by reference to Annex B included in Riverview’s Amendment No. 2 to Registration Statement on Form S-4 (Registration No. 333-153486) filed November 4, 2008).

3(ii)	The Registrant’s By-laws. (Incorporated by reference to Exhibit 3.2 of Riverview’s current report on Form 8-K (Registration No. 333-153486) filed April 7, 2011).

11.1*	Statements re computation of per share earnings (see Note 3 to Riverview Financial Corporation’s unaudited consolidated financial statements filed herein).

21*	Subsidiaries of the Registrant.

31.1*	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2*	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1*	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2*	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Robert M. Garst
Robert M. Garst
Chief Executive Officer (Principal Executive Officer)

Date:	October 16, 2013

By:	/s/ Theresa M. Wasko
Theresa M. Wasko
Chief Financial Officer (Principal Financial Officer)

Date:	October 16, 2013